Form 10-K
period 1994-09-30
DATA NATIONAL CORP
filed 1996-01-17
CIK 760462

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                               FORM 10-KSB
(MARK ONE)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
     For the fiscal year ended    September 30, 1994   OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
     For the transition period from _________ to _________

                    Commission File Number   0-14204

                         DATA NATIONAL CORPORATION
          ______________________________________________________
          (Exact name of registrant as specified in its charter)

             Colorado                                84-0958983
________________________________         __________________________________
(State  or other jurisdiction of         (IRS  Employer Identification No.)
incorporation or organization)

    11365 West, I-70 Frontage Road-North
         Wheat Ridge, Colorado                             80033
  ________________________________________              __________
  (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:   (303) 431-1933

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    No  X .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.[   ]
Issuer's revenues for the fiscal year ended September 30, 1994 were $2,369,435.
As of September 30, 1994, the aggregate market value of the common stock of the Registrant held by non-affiliates was undeterminable at that time due to a lack of any consistent trading market for the Registrant's shares.

As of September 30, 1994, there were 327,478,340 shares of the Registrant's $.0001 par value common stock outstanding.

INDEX
                                                                  PAGE
PART 1

  ITEM 1.  DISCRIPTION OF BUSINESS
            a) Business Developement                                2
            b) Business of Issuer                                  3-6
  ITEM 2.  DISCRIPTION OF PROPERTY                                  6
  ITEM 3.  LEGAL PROCEEDINGS                                        6
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      6

PART 2

  ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS
            a) Market Information                                   7
            b) Holders                                              7
            c) Dividends                                            7
  ITEM 6.  MANAGMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
           OPERATION                                               7-9
  ITEM 7.  FINANCIAL STATEMENTS
            a) Letter to the Stockholders and Board of Directors    10
            b) Consolidated Balance Sheets                          11
            c) Consolidated Income Statements                       12
            d) Statement of Changes in Stockholders Equity          13
            e) Statement of Cash Flows                              14
            f) Notes to Consolidated Financial Statements         15-20
  ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACOUNTING AND FINANCIAL DISCLOSURE                       21

PART 3

  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS                                                 21-23
  ITEM 10. EXECUTIVE COMPENSATION                                  23-25
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGMENT                                                 25
  ITEM 12. CERTAIN RELATIONSHIPS AND TRANSACTIONS                  25-26

SIGNATURES                                                           27

                               PART 1

Item 1.  Description of Business
________________________________
(a)  Business Development.

      Data National Corporation (the Company) was formed under the laws of the State of Colorado in November 1982. On March 23, 1987, the Company acquired 97.8% of the outstanding shares of Data National Inc. (DNI), which resulted in a complete change in control of the Company. In June 1986, DNI acquired, through an exchange of its common stock, 100% of the outstanding common stock of Service Business Systems, Inc. (SBS) and National COM-LINK Systems, Inc. (COM-LINK). The Company acts as a holding company for these subsidiaries and coordinates their activities.

      The Company had substantial operating losses for the period from inception through the year ended September 30, 1990. At one time during 1990, the Company and its subsidiaries were indebted to the Internal Revenue Service and the Colorado Department of Revenue for over $190,000 in past due withholding taxes and its continued operation was in substantial doubt.

      In 1990, there were changes in the management of the Company. In October 1990, Richard Simms became the Chief Executive Officer of the Company and the previous president and CEO was dismissed. The Dillon family, major stockholders and a member of which is a Board member, loaned the Company funds to enable the Company to pay its obligations to the Internal Revenue Service.

      The Company filed Form 10-K for the period ended September 30, 1990, but did not include audited financial statements due to the cost of an audit and the working capital deficit accumulated by the Company. As of September 30, 1990, the current liabilities of the Company exceeded the current assets by $342,470.

      The Company lost a major customer in March 1991 that accounted for 22% of its revenue, and experienced other extensive operating difficulties, resulting in much of the staff being dismissed. In 1991, the Company discontinued filing with the Securities and Exchange Commission (SEC) because of its lack of staff and pressing operational concerns resulting from its precarious financial situation.

      The Company has been profitable each year since September  30,
1990.   The profits have been fairly small but consistent,  and  the
Board of Directors decided in 1994 to resume filings with the SEC.

      SBS is the only active subsidiary, although during 1994, COM-LINK received royalties from licensing a trademarked name.

(b)  Business of Issuer.

     Principal Products and Services

     The Company derives revenue from products and services provided by its subsidiary, SBS. SBS markets and sells the Autotrac system to the service stations of major oil companies, auto repair facilities that specialize in tire sales, quick-lube facilities, tune-up facilities, and independent repair facilities that are members of national groups (subscribers). The Autotrac system is designed to increase repeat business to subscribers through the mailing of postcards to customers thanking them for the business, reminding them that it is time for regular servicing (such as a tune-up or oil change), or reminding customers that certain parts need to be replaced for safety reasons (e.g., brakes, tires, or shocks). To utilize the services provided by SBS, participating subscribers send SBS copies of their repair orders that include information about a specific customer, their vehicle, and the services performed by the repair facility. SBS extracts certain information and enters it into their computerized database. Each subscriber then selects when and what types of cards are to be sent, and reminder cards are
produced  and  mailed directly to the subscriber's  customers.   The
subscriber also selects the messages to be printed on the cards, the promotions and/or specials to be offered, etc. The subscriber can update or change the messages, as desired.

      As an integral part of the reminder system, SBS provides subscribers with monthly management reports detailing information concerning their customers served and services performed, a customer zip code analysis, new versus repeat customers, and other information based on the data collected by SBS from the repair orders submitted by the subscriber.

      SBS also markets and sells products that utilize information regarding the subscriber and their customer databse. The products are as follows:

      1. Greeting Cards. Using the facility's database, SBS mails holiday greeting cards to customers of the subscriber.

       2.    New  Residence.   SBS  mails  promotional  material  to
individuals who have moved into the subscriber's market area.

      3. Cashier Handout. SBS produces point-of-sale coupons that can be used to increase the repair business of the subscriber.

       4.    Customer  Surveys.   SBS  sends  survey  cards  to  the
subscriber's customers and reports the results of the survey to the subscriber.

      The key to the services provided by SBS is being able to utilize the existing customer database of the subscriber.

      SBS also derives revenue from providing creative services to the facilities.

     Employees

      SBS employs all of the employees of the Company. As of September 30, 1994, SBS had 21 full-time employees working in the offices of the Company. In addition, SBS has approximately 20 employees for coding and inputting the information received from customers into the SBS computer system, some of whom are part-time. These employees are home based.

     Status of Products

      The Autotrac system requires customer information to be input into the database maintained by SBS. The information is either input  by  the  SBS  home-based  computer  operators  or  downloaded directly from the subscriber's computer. The information is processed by the computer, and the subscriber's database for their customers is updated. Notices are printed and mailed to the customers in the database. The Autotrac system uses a Novell network that includes PC equipment. The system also includes three production printers. In addition, SBS has numerous PC work stations for use by the account executives and data entry personnel. Management of SBS believes this equipment will permit SBS to handle all of its present and foreseeable data processing needs through September 30, 1995.

     Sources and Availability of Raw Materials

      The Company has experienced no significant difficulty with the
delivery  and  availability  of  supplies  that  it  sells  to   its
customers, and no difficulty is forecast for the immediate future.

     Patents, Licenses, Franchises, Concessions, Etc.

      The Company has no patent protection for its existing products that the Company considers to be proprietary items. Except in unusual circumstances, which do not apply to the Company, computer software is generally not patentable, but is protected by copyright and trade secret laws, as well as contractual and nondisclosure provisions of the Company's licensing agreements.

     Seasonality

      SBS produces holiday greeting cards in November and December. For the year ended September 30, 1994, SBS received revenues of approximately $229,000 as a result of the holiday greeting card program. There is no other seasonal factor to the Company's business.

     Dependence Upon Small Number of Customers

      The business of SBS is very dependent upon a few major customers; the loss of any one or more of these customers could have a materially adverse effect on the business and operations of the Company. During the fiscal year ended September 30, 1994, major customers represented approximately the following proportion of the SBS gross revenues:

               Company A - 41%
               Company B - 12.2%

     Competition

     SBS has approximately 20 competitors that compete directly with them in the automotive aftermarket business. Most of the competitors are small companies like SBS with none of them having a market share of more than 20%. However, the largest competitor is Moore/BCS, a division of Moore Business Forms in Toronto, Canada, a billion dollar conglomerate. Mailmark, Inc., based in Canoga Park, California, is a direct marketing/data processing company, which provides a specialized service reminder/customer contact program for the automotive industry. Other companies like Reynolds and Reynolds, Brandt Contact Services, Computer Care, and InteliMail are known competitors.

      A competitive analysis suggests that there are many potential entrants in this industry primarily because technology today allows just about anyone with a computer to enter the business. Suppliers to SBS, such as printing companies and direct mail companies could become competitors if they choose to expand their own channels of distribution. Buyers could also decide that they have all of the information necessary to do their own marketing and evaluations.

     However, SBS believes that its marketing strategy permits it to effectively compete with these companies. With economies of scale and a national account strategy, SBS believes that the service provided is more cost effective.

     Research and Development Expenditures

      Although no costs were classified as research and development during each of the past two fiscal years, the Company expends considerable effort for software improvements on an annual basis. Such effort is a necessary element for maintaining the competitiveness of its software modules, and such costs are recorded as normal operating expenses.

     Governmental Regulation and Compliance

      There are no governmental regulations pertinent to operations that would differ from those applicable to any small manufacturer. There is no need for government approval of the Company's products.

Any costs or effects of compliance with environmental laws are de minimis.


Item 2.  Description of Property

---------------------------------
      The Company occupies office space under two 3-year leases that expire in April 1997 and require an aggregate monthly payment of $2,800.


Item 3.  Legal Proceedings
__________________________
      In October 1993, a corporation filed suit against the Company and others in the United States District Court for Northern District of Texas, alleging copyright infringement, unfair competition, and misappropriation of trade secrets. Basically, it has been alleged that certain computer programs formerly marketed by the Company infringed on the plaintiff's copyright, through the use of software developed by another defendant who had formerly worked for the plaintiff. The plaintiff requested actual and punitive damages in excess of $5,000,000.

Item 4.  Submission of Matters to a Vote of Security Holders
____________________________________________________________
     No matter was submitted during the fourth quarter of the fiscal year ended September 30, 1994 to a vote of security holders, through the solicitation of proxies or otherwise.

                              PART II

Item  5.  Market for Company's Common Equity and Related Stockholder
Matters
_____________________________________________________________________
(a)  Market Information.

     The Company's common stock has not been traded on the over-the-counter market. Because of the lack of any viable trading market for the Company's securities, no accurate market information is currently available.

(b)  Holders.

      The number of holders of record of the Company's $.0001 par value common stock at September 30, 1994, was approximately 1,337.

(c)  Dividends.

      Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's common stock and no dividends are anticipated to be paid in the foreseeable future.


Item 6.   Management's Discussion and Analysis or Plan of Operation
___________________________________________________________________
Management's Discussion and Analysis of Financial Condition and Results of Operations.

     June 30, 1994 Compared to June 30, 1993

      From June 30, 1993 to June 30, 1994, Registrant's working capital increased by $43,487 (from $88,844 to $132,331). Although cash decreased by $116,010, trade receivables increased by $131,434, a result of an unusually large balance due from Sunoco in 1994, which was collected shortly after year-end. Repayment of the note due to a major shareholder and board member and his father (the "Dillon note") aggregated $49,218, and repayment of capital leases amounted to $16,552. Additionally, $33,236 was used to acquire additional property and equipment, almost all of which consisted of computers. Management intends to continue to upgrade its systems and incur similar capital expenditures in so doing, but was not obligated by contract for any capital expenditures at September 30, 1994.

     The Company agreed to settle an old liability with the State of Colorado Department of Revenue in April 1995, which required approximately $37,600, and is included in accrued expenses at September 30, 1994.

      The Company is dependent upon the financing provided by the Dillon note for its continued existence, and management is presently negotiating for a multi-year extension of the note prior to its due date of October 1, 1996.

     As disclosed in the financial statements, the Company was named as a defendant, along with other parties, in a lawsuit filed in October 1993 in which the plaintiff requested actual and punitive damages in excess of $5,000,000. On November 6, 1995, the court granted the Company's motion for summary judgement on the statute of limitations and dismissed the case with prejudice. However, the plaintiff has moved to reconsider, and the time for appeal has not expired. Accordingly, there is still the possibility of an adverse verdict. The Company believes that favorable operating results will continue and provide adequate liquidity for the near-term future.

Results of Operations

     1994 Compared to 1993

      For the year ended September 30, 1994, the nature of the Company's operations was unchanged and focused on providing marketing services to service stations and similar entities, nationally. One major customer accounted for 41% of net sales in 1994, as compared to 37.8% in 1993, and loss of this customer would have a materially adverse effect, including possible cessation of operations. Another customer accounted for 12.2% of net sales in 1994, as compared to 10.1% in 1993.

      Sales were practically unchanged in 1994 as compared to 1993, reflecting the general stability of the customer base, including the major customers discussed previously. Cost of sales increased from 46.2% of sales to 50.2% because of an increase in production salaries and wages of approximately $72,000, due to additional "coding and keying" as well as rate increases and more detailed cost allocations to this category based on time allocations and more detailed record keeping than had been done in the past. Postage costs, which is also a significant component of cost of sales, increased by roughly $16,000.

     Selling and marketing expense increased by $35,105, or 9.1%, in 1994. Salaries of account executives increased by $31,300, reflecting additional staff, which accounted for substantially all of this increase. General and administrative expense decreased by $167,069, or 23%, in 1994. Included in these costs in 1993 was a settlement for litigation of $48,000. The Company also accrued $36,000 in 1993 as an estimate to reimburse its new president for certain moving expenses. Approximately $10,000 in 1993 administrative related expenses to COM-LINK were eliminated in 1994 when COM-LINK ceased operations. Additionally, in general, management attempted to reduce administrative costs to increase working capital and began allocating certain costs to cost of sales, which had not been done previously.

       Interest expense was stable in 1994 and is primarily (approximately 96% in 1994) related to the Dillon note. This is expected to continue to be a significant cost in the foreseeable future, representing about 4% of net sales in both 1994 and 1993.

Item 7.  Financial Statements
_____________________________


  To the Stockholders and Board of Directors
  Data National Corporation


  I have audited the consolidated balance sheets of Data National Corporation and subsidiaries as of September 30, 1994 and September 30, 1993, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

  I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

  In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Data National Corporation and subsidiaries as of September 30, 1994 and 1993, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.








  Littleton, Colorado
  January 20, 1995
  (December 28, 1995 as to Note 6)

                   DATA NATIONAL CORPORATION

                  Consolidated Balance Sheets

                  September 30, 1994 and 1993

                                                         1994          1993
                                                       _________     ________
                             Assets
Current Assets:
  Cash and equivalents.................................. $ 84,245    $200,255
  Receivables:
    Trade  less allowance for bad debts of $5,077..........45,221     110,743
     in 1994 and 1993, respectively
    Other................................................. 15,134      18,178
  Inventory, at cost...................................... 41,568      45,787
  Prepaid expenses......................................... 7,843       2,585
                                                          _______     _______
      Total current assets............................... 394,011     377,548

Property and equipment, at cost.......................... 368,106     314,111
Less:  Accumulated depreciation......................... (286,856)   (253,924)
                                                         _________   _________
                                                           81,250      60,187
                                                         _________   _________
Other assets............................................... 2,888         150
                                                         _________    _________
                                                         $478,149    $437,885
                                                         _________   _________

             Liabilities and Stockholders' Deficit

Current Liabilities:
  Deferred revenue...................................... $127,977    $121,376
  Accounts payable.......................................  64,475      56,837
  Accrued expenses........................................ 60,967      99,966
  Current portion - capital leases......................... 8,261      10,525
                                                          _______     _______
      Total current liabilities.......................... 261,680     288,704
                                                          _______     _______
Note payable-related party............................... 868,208      17,426
Capital leases, net of current portion.................... 10,526       4,055

Stockholders' Deficit
  Common stock $.0001 par value, authorized 600,000,000
   shares; 327,478,340 shares issued and outstanding....... 32,747     32,747
  Accumulated deficit.................................... (695,012)  (805,047)
                                                          _________  _________
                                                          (662,265)  (772,300)
                                                          _________  _________
                                                          $478,149   $437,885
                                                          ________   ________
                                                          ________   ________

See accompanying notes to financial statements.

                   DATA NATIONAL CORPORATION

                 Consolidated Income Statements

            Years Ended September 30, 1994 and 1993

                                                        1994          1993
                                                      ________      ________
Net sales.......................................... $2,369,435     $2,374,610
Cost of sales....................................... 1,188,457      1,097,223
                                                    __________     __________
    Gross profit.................................... 1,180,978      1,277,387

Selling and administrative expense.................... 980,586      1,112,550
                                                    ___________    __________
    Operating income.................................. 200,392        164,837

Other income (expense):
  Interest and other income............................. 4,927         (2,829)
  Interest expense, primarily related party........... (95,284)       (94,213)
                                                      _________      _________
                                                       (90,357)       (97,040)
                                                      _________      _________
    Net income....................................... $110,035        $67,795
                                                      _________      _________
                                                      _________      _________

Net income per share.................................     -              -


Weighted  average shares outstanding.............. 327,478,340    327,478,340
                                                   ___________    ___________
                                                   ___________    ___________













See accompanying notes to financial statements.

                   DATA NATIONAL CORPORATION

          Statement of Changes in Stockholders' Equity

            Years Ended September 30, 1994 and 1993

                                                                 Accumulated
                                  Shares           Amount          Deficit
                                 ________         ________       ___________
Balance, October 1, 1992....... 327,478,340        $32,747        $(872,842)

Net income.....................     -                 -              67,795

Balance, September 30, 1993.... 327,478,340         32,747         (805,047)

Net income.....................     -                 -             110,035

Balance, September 30, 1994.... 327,478,340        $32,747        $(695,012)
































See accompanying notes to financial statements.

                   DATA NATIONAL CORPORATION

                    Statements of Cash Flows

            Years Ended September 30, 1994 and 1993

                                                             1994      1993
                                                           ________  ________
Cash flow from (used in) operating activities
  Net  income............................................. $110,035    67,795
  Adjustments to reconcile net income to cash flow
  from operating activities:
   Depreciation............................................. 32,932    28,610
    Changes in assets and liabilities:
       (Increase) decrease in receivables................. (131,434)   38,015
       (Increase) decrease in inventory...................... 4,219   (15,787)
        (Increase) decrease in prepaid expenses............. (5,258)   (2,585)
       (Increase) decrease in other assets.................. (2,738)    4,850
        Increase (decrease) in accounts payable.............. 7,638    16,456
        Increase (decrease) in accrued expenses............ (38,999)   36,268
        Increase in deferred revenue......................... 6,601       890
                                                           _________  ________
       Total adjustments.................................. (127,039)  106,717
                                                           _________  ________
        Cash flow from (used in) operating activities...... (17,004)  174,512

Cash flow (used in) investing activities:
  Purchases of property and equipment...................... (33,236)     (854)

Cash flow from (used in) financing activities:
  Borrowings - related party...............................     -         707
  Repayment of related party note.......................... (49,218)       -
  Repayment of capital leases.............................. (16,552)  (10,085)
                                                            ________  ________
  Cash flow (used in) financing activities................. (65,770)   (9,378)

   Increase (decrease) in cash and equivalents............ (116,010)  164,280

  Cash and equivalents, beginning of year.................. 200,255    35,975
                                                            _______  ________
  Cash and equivalents, end of year........................ $84,245  $200,255
                                                            _______  ________
                                                            _______  ________
  Supplemental information:
    Income taxes paid......................................    -         -
    Interest paid.......................................... $93,329   $92,802
                                                            _______   ________
                                                            _______   ________




See accompanying notes to financial statements.

                   DATA NATIONAL CORPORATION

           Notes to Consolidated Financial Statements

                  September 30, 1994 and 1993


(1)  Organization, Operations, and Significant Accounting Policies

     Organization and Operations
     ___________________________

     Data National Corporation (DNC) was incorporated under the laws of the State of Colorado on November 5, 1982.

     On March 23, 1987, and in a subsequent exchange, DNC acquired 97.8% of the outstanding common stock of Data National, Inc. (DNI) in exchange for 168,688,240 shares of DNC's common stock, plus warrants to certain shareholders of DNI. The combination of the two companies was accounted for as a recapitalization, with DNI considered as the acquiring company (although DNC itself is the surviving corporation).

     On June 2, 1986, DNI acquired 100% of the outstanding common stock of Service Business Systems (SBS) and National Com-Link Systems, Inc. (Com-Link) by exchanging 1,050,000 shares of its common stock. The combination of these companies was accounted for as a pooling of interests.

     SBS provides marketing and database services for repair facilities, and is the only operating subsidiary at present.

     Principles of Consolidation
     ___________________________

     The consolidated financial statements include the accounts of DNC, DNI, SBS, and Com-Link (collectively, the Company).
     All material intercompany accounts and transactions are eliminated in consolidation.

     Deferred Revenue
     ________________

     Prepayments for products are recorded as deferred revenue until the product is delivered.

     Revenue and Credit Risk
     _______________________

     Revenue is recognized upon production and mailing of products. Sales are made by extending credit to customers on a short-term basis, using informal credit evaluations, and are on an uncollateralized basis. See Note 5 for disclosure of major customers for further information on credit risk.

     Inventory
     _________

     Inventory consists of unprinted card stock, and is presented at cost on a first-in-first-out basis.

     Property and Equipment
     ______________________

     Property  and  equipment  are  stated  at  cost,   and   are
     depreciated  over useful lines of from  5  to  7  years.   A
     summary of property and equipment at September 30, 1994 and 1993 follows:

                                                     1994        1993
                                                  _________   _________
         Furniture and fixtures                   $  11,984    $ 11,984
         Office equipment                            58,587      38,623
         Production equipment                       287,477     253,446
         Vehicles                                    10,058      10,058
                                                   ________    ________
                                                   $368,106    $314,111
                                                   ________    ________
                                                   ________    ________

     Cash Equivalents
     ________________

     The Company considers investments with an original maturity of three months or less to be cash equivalents.

     Net Earnings or (Loss) Per Share of Common Stock
     ________________________________________________
     Net earnings (loss) per share has been computed based on the weighted average number of common shares outstanding during the year.

     Income taxes
     ____________

     The Company adopted Statement of Financial Accounting Standards 109 in the year ended September 30, 1994. However, because of the large net operating loss available, the effect of this accounting change is nil because of the uncertainty regarding its realization. Accordingly, an allowance that offsets the estimated tax benefit of $286,000 has been provided.

     The amount of the net operating loss carry forward and its expiration is as follows:

     Expiration     Amount
     __________    _______
       1999        130,000
       2000        208,000
       2001         87,000
       2002         11,000
       2003        501,000
       2004        432,000
       2005        399,000
                __________
                $1,768,000
                __________
                __________

     This  amount may be further limited by separate return  year limitations  for  the  years 1984 to 1987,  which  aggregate
     $437,000   and   would  reduce  the  carry   forwards   with
     expirations from 1999 to 2002.

(2)  Related Party Transactions
     __________________________

     The  Company refinanced certain existing indebtedness to two individuals  (father  and son), considered  collectively  in the note, in October 1991.  One of the two individuals is  a member  of the Board of Directors and owns 36,763,324 shares of  the Company's common stock.  The principal amount of the note  is  $737,000, with interest at 10%, due on  or  before
     October  1,  1996.  Additionally, the Company owed  $182,441 in  accrued interest from the prior indebtedness.  The  note and  this  accrued interest are secured by inventory;  trade
     receivables;   the  right  to  the  name,   "Data   National
     Corporation," and related trademarks, licensing  agreements, patents,  and similar rights; bank accounts; and  the  stock
     of   DNI  and  all  of  its  subsidiary  corporations.   The
     extension or refinancing of this note is significant to  the
     Company's continued operation.

     In  conjunction  with the refinancing, the  two  individuals also received warrants to purchase 64,000,000 shares of  the
     common  stock  of Data National Corporation.   The  warrants
     are  exercisable  on  or before September  30,  1996,  at  a purchase price of $.0005 per share.

     The  two individuals have entered into an agreement with the
     (then)  president (now chief financial officer) whereby,  in consideration for him becoming president, they sold  to  him certain  shares  of  stock, agreed to pay  him  10%  of  any principal  paid  to  them (i.e., the  $737,000  referred  to
     above),   agreed  to  pay  him  50%  of  interest   payments
     collected  by  them, and assigned the warrants  to  purchase
     64,000,000  shares of common stock to him.  There  have  not been  any (original) principal repayments to date.  Interest expense amounted to $91,358, and $91,702, in 1994 and  1993, respectively.

     A  member  of  the  Board of Directors received  $3,000  per
     month  in  1994  and  1993  for consulting  services.   This
     director  at  one  time  was indebted  to  the  Company  for
     $28,870,  but this amount was not collected and was  written off  prior  to 1993.  A company controlled by this  director
     owed   the   Company  $2,924  at  September  30,  1994,   as
     reimbursement for health insurance premiums.

     The  son of the chief financial officer leases equipment  to
     the   Company   under  three  capital  leases,   which   are
     summarized in Note 3.

(3)  Capital Leases
     ______________

     The  Company leases various equipment under capital  leases.
     Following is a summary of minimum lease payments required under capital leases as of September 30, 1994:


     1995         $12,720
     1996           7,732
     1997             695
                  _______
                   21,147
     Less:        (2,360)
     interest     _______
                  $18,787
                  _______
                  _______

   Assets held under capital leases are summarized as follows:

                                                           1994        1993
                                                         ________    ________
    Assets at cost...................................... $65,394     $44,636
         Less:  accumulated depreciation................ (27,015)    (17,062)
                                                         ________    ________
                                                         $38,379     $27,574
                                                         ________    ________
                                                         ________    ________

        A summary of capital leases follows:
                                                           1994         1993
                                                          ________    ________
    Monthly payment of $444, interest at 18.5%,
    due  in  March  1995................................. $ 2,523     $ 6,925
    Monthly payment of $251, interest at 14.1%,
    due  in  April  1995................................... 1,533       4,311
    Monthly payment of $174 (final payment of $591) to
    related party, interest at 14%, due in November 1996....4,175         -
    Monthly payment of $233 (final payment of $1,186) to
    related party, interest at 14%, due in August 1996..... 5,239         -
    Monthly payment of $285 (final payment of $240) to
    related party, interest at 14%, due in April 1996...... 5,319         -

                                                          1994        1993
                                                       _________    ________
       Monthly payment of $328, interest at 20.5%,
       retired  in   March 1994......................      -           2,077
       Monthly payment of $325, interest at 16.7%,
       retired  in November 1993.....................      -             333
       Monthly payment of $333, interest at 19.4%,
       retired  in December 1993.....................      -             935

                                                         18,787       14,581

            Less: current portion                       ( 8,261)     (8,230)
                                                        ________     _______
                                                         $10,526     $ 6,351
                                                        ________     _______
                                                        ________     _______

       Amortization of capital leases is included in depreciation expense.


(4)  Commitments
     ___________

     Office Lease
     ____________

     The Company occupies office space under two 3-year leases that expire in April 1997 and require monthly payments of $2,800. Following is a summary of future rental commitments under this lease:

     1995         $33,600
     1996         $33,600
     1997         $19,600

     Rent and related charges amounted to $34,900 and $34,129 in 1994 and 1993, respectively.

     Incentive Plans
     _______________

     In July 1994, the Company adopted an Employee Incentive Plan, which provides for a contribution to the Plan of 5% of quarterly sales in excess of $480,000. For the quarter ended September 30, 1994 (the first eligible quarter), this contribution amounted to $11,422 and has been accrued in the accompanying balance sheet.

     Also in July 1994, the Company adopted an Executive Compensation Incentive Plan, which provides for a contribution to the Plan of 20% of quarterly net income in excess of $75,000. Through September 30, 1994, there were no contributions due.

     Profit-Sharing Plan
     ___________________

     In August 1992, the Company adopted a 401-K Profit Sharing Plan, which covers all employees with one quarter of a year's service who are at least 21 years old. A participant may defer a maximum of 15% of compensation to a statutory limit, and the Company matches the first 5% of the deferral. In 1994, such contributions amounted to $1,300 and approximately $1,000 in 1993.


(5)  Major Customers
     _______________

     The following customers each accounted for more than 10% of sales in 1994 and 1993:

                       % of Sales
                      ____________
     Customer       1994      1993
     ________       ____      ____
       A             41       37.8
       B            12.2      10.1

(6)  Litigation
     __________

     In October 1993, a corporation filed suit against the Company and others in the United States District Court for Northern District of Texas, alleging copyright infringement, unfair competition, and misappropriation of trade secrets. Basically, it has been alleged that certain computer programs formerly marketed by the Company infringed on the plaintiff's copyright, through the use of software developed by another defendant who had formerly worked for the plaintiff. The plaintiff requested actual and punitive damages in excess of $5,000,000.

     On November 6, 1995, the Court granted the Company's motion for summary judgement on the statute of limitations and dismissed the case with prejudice. However, the plaintiff has moved to reconsider, and the time for appeal has not expired. Accordingly, there is still the possibility of an adverse verdict.

     In 1994, the Company and its former president (who was at that time president) verbally agreed that the Company would pay him up to $36,000 in shares of the Company's common stock as reimbursement for certain moving expenses upon proper documentation of the expenses. The stock was never issued, and in February 1995, the former president informed the Company that he did not want the stock as there was no market for it. In June 1995, the Company offered to pay this amount in cash in return for certain releases and covenants and documentation of the claimed expenses. The former president refused to sign the releases and covenants, and in December 1995 sued the Company for $36,000 and $18,000 in damages. Management accrued $36,000 at September 30, 1993 to recognize the estimated liability, and believes that settlement of the claim will not be material to the accompanying financial statements.

Item 8.   Changes  in  and  Disagreements  with  Accountants   on
          Accounting and Financial Disclosure
_________________________________________________________________

      In  June  1994,  the  Company  reported  a  change  in  its independent accountant. The firm of Miller and McCollom had performed the last audit of the Company's financial statements as of September 30, 1989, and for the year then ended. There were no reportable disagreements with that firm, and its report for 1989 was qualified regarding the Company's ability to continue as a going concern.

      The Company engaged the firm of William G. Lajoie, P.C., to audit its financial statements for the years ending September 30, 1993 and 1994.

     These actions were approved by the Company's Board of Directors.

                            PART III

Item  9.   Directors, Executive Officers, Promoters  and  Control
Persons; Compliance With Section 16(a) of the Exchange Act.
__________________________________________________________________

The Directors and Officers of the Company at September 30, 1994, are as follows:

        Name              Age                  Position
   ___________________   ____    ____________________________________________
   William R. Jones       60     Chairman of the Board
   Richard Simms          44     Chief Financial Officer, Director, Treasurer
   Ray E. Dillon III      41     Director
   Thomas R. Young III    47     Director
   William  Eyerdom       54     Chief Executive Officer, Director

      There is no family relationship between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer. All directors will hold office until the next annual meeting of shareholders. There are no arrangements or understandings between any director of the Company or any other person or persons pursuant to which such director was or is to be selected as a director.

      The Board of Directors held two meetings during the past fiscal year, and all of the members currently on the Board were present at all of the meetings. There were no meetings of any of the committees of the Board of Directors during the past fiscal year.

     All officers of the Company hold office at the discretion of the Board of Directors. Except as set forth herein, there is no arrangement or understanding between any such officer or any other person pursuant to which such officer is to be selected as an officer of the Company. There is no person who is not a designated officer who is expected to make any significant contribution to the business of the Company.

      Directors are paid a fee of $200 per meeting attended and are reimbursed for any out-of-pocket expenses incurred.

      The following sets forth biographical information as to the business experience of each officer and director of the Company.

      William R. Jones was Chairman of the Board, President, and Chief Executive Officer of the Company from March 23, 1987, and of DNI from its inception. On September 30, 1989, he relinquished the title and duties as President of the Company and DNI. He was President and Chairman of the Board of National COM-LINK and Service Business Systems since inception. These two companies became subsidiaries of DNI in June 1986. Mr. Jones is also President and a principal shareholder of Warranty Service
Systems, Inc., which he co-founded in 1984. Warranty Service Systems, Inc., is engaged in providing third-party administration for warranty programs for Shell, Amoco, Goodyear, and Sunoco. Mr. Jones devotes part of his time to the business of the Company and its subsidiaries.

      Richard  Simms  is  the Vice President of  Finance  of  the
Company. He was President and Chief Executive Officer of the Company from October 1990 to July 1993. He has been a Director of the Company since March 23, 1987, and of DNI since its inception. Since 1986, he has practiced as a certified public accountant and an independent financial advisor. Mr. Simms is a CPA registered in Colorado. Mr. Simms devotes part of his time to the business of the Company and its subsidiaries.

      Ray E. Dillon III has been a Director of the Company since March 23, 1987, and of DNI since its inception. He is Vice President of Dillon Investments, a private trust management company for the Dillon family, where he has been employed since 1985. Mr. Dillon only devotes such time to the activities of the Company as is necessary

      Thomas R. Young III was Secretary and a Director of the Company since March 23, 1987, and of DNI since its inception. On September 30, 1989, he relinquished the title of Secretary. Mr. Young is in the casualty insurance business. Prior to that, he was President of Omni Bank of University Hills, N.A., Denver, Colorado. Mr. Young devotes only such time to the activities of the Company as is necessary.

      William Eyerdom was appointed President of the Company in July 1993. Prior to working for the Company, he was employed by Sun Oil Company as a Franchise Development Manager. Mr. Eyerdom devotes all of his time to the activities of the Company.

     Compliance With Section 16(a) of the Exchange Act
     _________________________________________________

      Section 16(a) of the Securities Exchange Act of 1934 does not require any of the Company's officers, directors or persons who own more than ten percent of the Company's equity securities to file any reports of ownership or changes in ownership with the Securities and Exchange Commission because the Company does not currently have any class of securities registered under Section 12 of that Act.


Item 10.  Executive Compensation
________________________________
      The following table sets forth the compensation paid or accrued to the Chief Executive Officer and each executive officer of the Company and its subsidiaries who received compensation in excess of $100,000 during the fiscal years ended September 30, 1994 and 1993:


                            Summary Compensation
                            ____________________

               Annual Compensation1           Long-Term Compensation
               ____________________     ______________________________

                                         Awards                   Payouts
                                      _____________            _______________

                                  Other
Name                             Annual  Restricted                  All Other
and                              Compen-   Stock               LTIP   Compen-
Principal         Salary  Bonus  sation   Award(s)  Options/  Payouts  sation
Position    Year   ($)    ($)     ($)            ($) SARs(#)    ($)      ($)
______________________________________________________________________________
William    1993  16,000   -0-      --        2          --      -0-    $ 900
Eyerdom, CEO                                                               (3)

William    1994  85,000   -0-      --        __         --      -0-    $6,156
Eyerdom, CEO                                                               (3)

Richard    1994  35,000   -0-      --        __         --      -0-       --
Simms, CEO

________________________________

(1) There were no executive officers whose compensation exceeded $100,000 in either 1993 or 1994.
(2) Mr. Eyerdom was offered certain restricted stock as reimbursement for moving expenses incurred in 1993. Mr. Eyerdom refused the stock, and was not awarded the stock in 1993 or 1994.
(3) Represents the value of a leased automobile and reimbursement of gas and certain maintenance charges.

      The following table shows certain information with respect to stock options granted to the Company's executive officers during the fiscal year ended 1994:


              Option/SAR Grants in Last Fiscal Year

                         Individual Grants

      _____________________________________________________________
                 Number of      % of Total
                 Securities     Options/SARs
                 Underlying     Granted to
                 Options/SARs   Employees in    Exercise or Base   Expiration
Name             Granted (#)    Fiscal  Year       Price($/Sh)        Date
______________________________________________________________________________
William Eyerdom      -0-           N/A                N/A             N/A

Richard Simms        -0-           N/A                N/A             N/A

The following table sets forth certain information with respect to option exercises during the fiscal year ended September 30, 1994 by the executive officers of the Company and the value of each such officer's unexercised options at September 30, 1995.

                    Aggregated Option/SAR Exercises in
        Last Fiscal Year and Fiscal Year - End Option/SAR Values
    __________________________________________________________________

                                                         Value of Unexercised
          Shares        Number of Securities Underlying      in-the-Money
         Acquired          Unexercised Options/SARs          Options/SARs
            on      Value    at Fiscal Year-End(#)       at Fiscal Year-End($)
         Exercise  Realized
Name       (#)       ($)   Exercisable Unexercisable Exercisable Unexercisable
______________________________________________________________________________
William   None      None      -0-           0           $  -0-         0
Eyerdom

Richard   None      None      -0-           0           $  -0-         0
Simms


                                   Estimated Future Payouts under Non-Stock
                                              Price-Based Plans
                                   _________________________________________

                             Performance
             Number of         or Other
            Shares, Units    Period Until
             or Other        Maturation or    Threshold    Target      Maximum
Name         Rights(#)         Payout          ($ or #)   ($ or #)    ($ or #)
                -0-             -0-              N/A         N/A         N/A

                -0-             -0-              N/A         N/A         N/A

Directors' Fees

      The Company authorized the payment of fees in the amount of $200 to any Directors for attendance at Director's meetings.


Item  11.   Security Ownership of Certain Beneficial  Owners  and
Management
__________________________________________________________________

       The following table sets forth information as of December 31, 1994, with respect to the beneficial ownership of the Company's $0.0001 par value common stock by (a) each person known by the Company to be beneficial owner of 5% or more of the Company's outstanding Common stock, (b) the directors of the Company, and (c) the directors and officers of the company as a group:


          Name and Address       Nature of Beneficial     Percent
         of Beneficial Owner        Ownership             of Class
     ________________________    ____________________     ________
     William R. Jones                66,671,240             20.36
     4891 Independence Street,
     Suite 270
     Wheat Ridge, CO 80033

     Thomas R. Young                  5,900,400               1.8
     2856 South Saint Paul
     Denver, CO 80210

     Richard Simms                  115,723,701(1)            29.56
     20 Dutch Creek Drive
     Littleton, CO 80123

     Ray E. Dillon III               71,520,283(2)            21.84
     1 Compound Drive
     Hutchinson, KS 67502

     William Eyerdom                           (3)                 (3)
     2557 South Xenon Way
     Lakewood, CO 80228

   All  directors and executive      259,815,624               66.37
   officers as a group
________________________

(1) Includes currently exercisable warrants to purchase 64,000,000 shares, see Item 11 - Certain Relationships and Related Transactions. Includes shares owned by the Simms Family Partnership, controlled by Mr. Simms.
(2) Includes 30,506,959 shares owned by other members of the Dillon family.
(3) Mr. Eyerdom was awarded shares for certain moving expenses and refused the issuance of such shares.
(4) There are no additional officers or directors who own shares of the Company's common stock.


Item 12.  Certain Relationships and Related Transactions
________________________________________________________

      No director and executive officer of the Company, nominee for election as a director, security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's voting securities, or any member of the immediate family of any such persons, has had any transaction or series of similar transactions, during the Company's last two fiscal years, or had any currently proposed transaction, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 or in which any of such persons had or will have any direct or indirect material interest, except as follows:

      The Company refinanced certain existing indebtedness to two individuals (father and son), considered collectively in the note (the "Dillon note"), in October 1991. One of the two individuals is a member of the Board of Directors and owns and controls 71,520,283 shares of the Company's common stock. The principal amount of the note is $737,000, with interest at 10%, due on or before October 1, 1996. Additionally, the Company owed $182,441 in accrued interest from the prior indebtedness. The note and this accrued interest are secured by inventory; trade receivables; the right to the name, "Data National Corporation," and related trademarks, licensing agreements, patents, and similar rights; bank accounts; and the stock of DNI and all of its subsidiary corporations. The extension or refinancing of this note is significant to the Company's continued operation.

      In conjunction with the refinancing, the two individuals also received warrants to purchase 64,000,000 shares of the common stock of Data National Corporation. The warrants are exercisable on or before September 30, 1996, at a purchase price of $.0005 per share.

      The two individuals have entered into an agreement with the
(then) president (now chief financial officer) whereby, in consideration for him becoming president, they sold to him certain shares of stock, agreed to pay him 10% of any principal paid to them (i.e., the $737,000 referred to above), agreed to pay him 50% of interest payments collected by them, and assigned the warrants to purchase 64,000,000 shares of common stock to him. There have not been any (original) principal repayments to date. Interest expense amounted to $91,358, and $91,702, in 1994 and 1993, respectively.

                           SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DATA NATIONAL CORPORATION
                              Registrant


Date:   January 12,1996            By:/s/ Richard Simms
                                   Richard Simms, Chief Financial
                                   Officer, Treasurer and Director




      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Date:  January 12, 1996            By:/s/ Richard Simms
                                   Richard Simms, Chief Financial
                                   Officer, Director and Treasurer



                                   Ray E. Dillon III, Chairman of the
                                   Board and Director



Date:  January 12, 1996            By:/s/ Donald Warriner
                                   Donald Warriner, Chief Executive
                                   Officer and Director




[ARTICLE] 5

[PERIOD-TYPE]                   12-MOS
[FISCAL-YEAR-END]                          SEP-30-1994
[PERIOD-END]                               SEP-30-1994
[CASH]                                          84,245
[SECURITIES]                                         0
[RECEIVABLES]                                  250,298
[ALLOWANCES]                                     5,077
[INVENTORY]                                     41,568
[CURRENT-ASSETS]                               394,011
[PP&E]                                         368,106
[DEPRECIATION]                                 286,856
[TOTAL-ASSETS]                                 478,149
[CURRENT-LIABILITIES]                          261,680
[BONDS]                                              0
[COMMON]                                   327,478,340
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                   478,145
[SALES]                                      2,369,435
[TOTAL-REVENUES]                             2,369,435
[CGS]                                        1,188,454
[TOTAL-COSTS]                                2,169,043
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                            (90,357)
[INCOME-PRETAX]                                110,035
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                   110,035
[EPS-PRIMARY]                                        0
[EPS-DILUTED]                                        0