Form 10-Q
period 1994-12-31
DATA NATIONAL CORP
filed 1996-01-17
CIK 760462

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                          FORM 10-QSB



          [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended December 31, 1994


          [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15 (d)  OF
                             THE EXCHANGE ACT




      For the transition period from _________ to ________


               Commission file number  0-14204


                   DATA NATIONAL CORPORATION
(Exact name of small business issuer as specified in its charter)




           Colorado                                  84-0958983
(State or other jurisdiction               (IRS Employer Identification No.)
of incorporation or organization)



   11465 West I-70 Frontage Road North, Wheat Ridge, CO 80033
            (Address of principal executive offices)



                         (303) 431-1933
                  (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       No   X

The number of shares outstanding of the issuers Common Stock, .0001 par value as of December 31, 1994 was 327,478,340 shares.

Transition Small Business disclosure format.  Yes       No   X

INDEX

ITEM 1.  FINANCIAL STATEMENTS

   CONSOLIDATED BALANCE SHEETS TABLE               page 2
   CONSOLIDATED INCOME STATEMENTS TABLE            page 3
   CONSOLIDATED STATEMENTS OF CASH FLOWS TABLE     page 4
   MANAGMENT'S STATEMENT                           page 5

ITEM 2. MANAGMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   LIQUIDITY AND CAPITAL RESOURCES                 page 6
   FORM 8-K FILING                                 page 7
   SIGNATURES                                      page 8

ITEM 1.  FINANCIAL STATEMENTS

                        DATA NATIONAL CORPORATION
                       CONSOLIDATED BALANCE SHEETS

                               (Unaudited)  (Unaudited)    (Audited)
                               December 31, December 31, September 30,
                                   1994          1993         1994
                               ___________  ____________ ____________
Assets

Current Assets:
Cash and equivalents              $122,799     $209,125      $ 84,245
 Receivables:
  Trade, less allowances for bad   262,536      305,731       245,221
  debts of $5,077 in 1994 and
  1993, respectively
  Other                             17,231       14,505        15,134
Inventory, at cost                  63,489       43,326        41,568
Prepaid expenses                     9,589        2,861         7,843
                                   _______      _______       _______
   Total current assets            475,644      575,548       394,011

Property and equipment, at cost    386,873      332,871       368,106
Less: Accumulated depreciation    (293,230)    (262,548)     (286,856)
                                  _________    _________     _________

                                    93,643       70,323        81,250
                                    ______       ______


Other assets                         3,892          150         2,888
                                   _______        ______       ______

                                  $573,179      $646,021     $478,149
                                  ________      ________     ________
                                  ________      ________     ________


Liabilities and Stockholders' Deficit

Current Liabilities:
 Deferred revenue                 $120,486     $165,653      $127,977
 Accounts payable                   56,496       87,691        64,475
 Accrued expenses                   95,631       59,682        60,967
 Current portion - capital leases    7,069       10,899         8,261
                                   _______      _______       _______
   Total current liabilities       279,682      323,925       261,680
                                   _______      _______
Note payable - related party       867,789      922,595       868,208
Capital leases, net of               8,207       13,545        10,526
current portion

Stockholders' Deficit:
 Common stock $.0001 par value,
 authorized 800,000,000 shares;
 327,478,340 shares issued and
 outstanding                        32,747       32,747        32,747
 Accumulated deficit              (615,246)    (646,791)     (695,012)
                                   _______      _______       _______
                                  $573,179     $646,021      $478,149
                                  ________     ________      ________
                                  ________     ________      ________









              See Note to Consolidated Financial Statements

                   DATA NATIONAL CORPORATION
           CONSOLIDATED INCOME STATEMENTS (UNAUDITED)


                                              Three Months Ended
                                          __________________________
                                          December 31,  December 31,
                                            1994           1993
                                          ____________  ____________


Net sales                               $   730,073    $ 868,872
Cost of sales                               342,917      416,001
                                            _______      _______
      Gross profit                          387,156      452,871


Selling and marketing expense                96,861      119,615
General and administrative expense          184,178      152,587
                                            _______      _______
      Operating income                      106,117      180,669


Other income (expense):
 Interest and other income                    3,047           39
 Interest expense, primarily related party (29,398)     (22,451)
                                           (26,351)     (22,412)
                                        ___________    _________
      Net income                        $    79,766    $ 158,257
                                        ___________    _________
                                        ___________    _________

Net income per share                          -              -


Weighted average shares outstanding     327,478,340   327,478,340
                                        ___________   ___________
                                        ___________   ___________





















         See Note to Consolidated Financial Statements

                   DATA NATIONAL CORPORATION
             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Three Months Ended
                                              ___________________________
                                              December 31,   December 31,
                                                  1994           1993
                                              ____________   ____________

Cash flow from (used in) operating activities
 Net income                                    $   79,766     $  158,257
 Adjustments to reconcile net income to
    cash flow from operating activities:
      Depreciation                                   6,374         8,624
      Changes in assets and liabilities:
        (Increase) decrease in receivables         (19,412)     (191,315)
        (Increase) decrease in inventory           (21,921)         2,461
        (Increase) decrease in prepaid
           expenses                                 (1,746)         (276)
        (Increase) decrease in other assets         (1,004)           -
        Increase (decrease) in accounts
           payable                                  (7,979)        30,854
        Increase (decrease) in accrued
           expenses                                  34,664      (40,284)
        Increase (decrease) in deferred
           revenue                                  (7,491)        44,277
                                                   ________      _________
        Total adjustments                          (18,515)      (145,659)
                                                   ________      _________

        Cash flow from (used in )
           operating activities                      61,251         12,598

Cash flow (used in) investing activities:
 Purchases of property and equipment                (18,767)       (18,760)
                                                    ________       ________

Cash flow from (used in) financing activities:
 Borrowings - related party                           -               5,169
 Repayment of related party note                      (419)             -
 Borrowing under (repayment of) capital
    leases                                          (3,511)           9,863
                                                    _______          ______
 Cash flow from (used in) financing activities      (3,930)          15,032

 Increase (decrease) in cash and equivalents         38,554           8,870

 Cash and equivalents, beginning of period           84,245         200,255
                                                 __________      __________
 Cash and equivalents, end of period             $  122,799      $  209,125
                                                 __________      __________
                                                 __________      __________

 Supplemental information:
    Income taxes paid
    Interest paid                                $   29,398      $   22,451


         See Note to Consolidated Financial Statements

                   DATA NATIONAL CORPORATION
           NOTE TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - MANAGEMENT'S STATEMENT

      In the opinion of management, the accompanying financial statements contain all adjustments (which consist only of normal, recurring adjustments) necessary to fairly present the Company's financial position, results of operations, and cash flows. The operating results presented are not necessarily indicative of the operating results for the years ending September 30, 1995 and 1994.

      Reference should be made to the notes to the consolidated financial statements included in Form 10-KSB for the year ended September 30, 1994, for additional information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

      December 31, 1994 as Compared to September 30, 1994
      ___________________________________________________

     Because the Company's business is somewhat seasonal, the balance sheet at December 31, 1993 is also presented for additional analysis.

     The Company's working capital increased from $132,331 at September 30, 1994 to $195,962 at December 31, 1994, primarily because of cash flow from operations of $61,251. $18,767 was used to acquire additional equipment, and $3,511 was used to repay capital leases. The Company was not obligated for additional capital expenditures at December 31, 1994, but may be expected to continue to upgrade its systems given the nature of its business.

     The Company remains dependent upon the Dillon note for financing, and almost certainly would cease operations if the note were deemed in default and called or not renewed.

     The Company believes that favorable operating results will continue and provide adequate liquidity for the near-term future.

Results of Operations

     For the quarter ended December 31, 1994, the nature of the Company's operations was unchanged and focused on providing marketing services to service stations and similar entities, nationally. The Company remains dependent upon two major customers which account for over 50% of net sales. Service income from several non-major clients decreased. For the quarter ended December 31, 1993 $22,275 in "New Resident" services were billed whereas none were billed for the quarter ended December 31, 1994.
"Auto Pm" billings also decreased from $27,644 to $7,302. Cost of sales decreased less than one percent as a percentage of sales. Marketing expenses decreased by $22,754, or 19%, primarily because the cost of attending trade shows of two major customers, which occur biannually, were not incurred in the quarter ended December 31, 1994. General and administrative expenses increased by $31,591. Administrative salaries were increased because of raises for existing employees and employment of additional clerical staff. Legal expense increased as a result of litigation as more fully described in Form 10-KSB, and audit fees were incurred in the current year but not in the quarter ended December 31, 1993.

     Interest expense is substantially all related to the Dillon note, and is expected to remain a significant cost in the near future.

                   DATA NATIONAL CORPORATION

                          FORM 10-QSB

                       December 31, 1994

PART II

     ITEMS 1 - 5.  Not Applicable

     ITEM 6. A Form 8-K, dated June 1994, was filed during this quarter reporting a change in independent accountants.

                           SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(REGISTRANT)                  DATA NATIONAL CORPORATION
BY (SIGNATURE)                /s/ Richard Simms
(DATE)                        1/11/96
(NAME AND TITLE)              Richard Simms, Vice President

(12-31-94.10q)








[ARTICLE] 5

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          SEP-30-1995
[PERIOD-END]                               DEC-31-1994
[CASH]                                         122,799
[SECURITIES]                                         0
[RECEIVABLES]                                  267,613
[ALLOWANCES]                                     5,077
[INVENTORY]                                     63,489
[CURRENT-ASSETS]                               475,644
[PP&E]                                         386,873
[DEPRECIATION]                                 293,230
[TOTAL-ASSETS]                                 573,179
[CURRENT-LIABILITIES]                          279,682
[BONDS]                                              0
[COMMON]                                   327,478,340
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                   573,179
[SALES]                                        730,073
[TOTAL-REVENUES]                               730,073
[CGS]                                          342,917
[TOTAL-COSTS]                                  623,956
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                            (26,351)
[INCOME-PRETAX]                                 79,766
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                    79,766
[EPS-PRIMARY]                                        0
[EPS-DILUTED]                                        0