Form 10-Q
period 1995-03-31
DATA NATIONAL CORP
filed 1996-01-17
CIK 760462

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                          FORM 10-QSB



          [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 1995


          [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
                        THE EXCHANGE ACT




      For the transition period from ___________ to ___________


               Commission file number  0-14204


                   DATA NATIONAL CORPORATION
(Exact name of small business issuer as specified in its charter)




           Colorado                                  84-0958983
_________________________________      ________________________________
(State or other jurisdiction           (IRS Employer Identification No.)
of incorporation or organization)



   11465 West I-70 Frontage Road North, Wheat Ridge, CO 80033
   __________________________________________________________
            (Address of principal executive offices)



                         (303) 431-1933
                  ___________________________
                  (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       No   X

The number of shares outstanding of the issuers Common Stock, .0001 par value as of March 31, 1995 was 327,478,340 shares.

Transition Small Business disclosure format.  Yes       No X

INDEX

ITEM 1. FINANCIAL STATEMENTS

          CONSOLIDATED BALANCE SHEETS                    page 2
          CONSOLIDATED INCOME STATEMENTS (UNAUDITED)     page 3 & 4
          CONSOLIDATED STATEMENTS OF CASH FLOWS          page 5
          MANAGER'S STATEMENT                            page 6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND
        RESULTS OF OPERATIONS.

          LIQUIDITY AND CAPITAL RESOURCES                page 7
          NO OTHER FORMS FILED                           page 8
          SIGNATURES                                     page 9

ITEM 1.  FINANCIAL STATEMENTS

                        DATA NATIONAL CORPORATION
                       CONSOLIDATED BALANCE SHEETS


                                        (Unaudited)       (Unaudited)
                                         March 31,       September 30,
                                            1995             1994
                                        ___________      _____________
Assets

Current Assets:
 Cash and equivalents                   $107,674         $ 84,245
 Receivables:
  Trade, less allowances for bad         229,655          245,221
  debts of $5,077 in 1995 and
  1994, respectively
  Other                                    4,731           15,134
Inventory, at cost                        63,853           41,568
Prepaid expenses                          12,109            7,843
                                         _______          _______
   Total current assets                  418,022          394,011

Property and equipment, at cost          385,607          368,106
Less: Accumulated depreciation          (319,105)        (286,856)
                                         _______          _______
                                          66,502           81,250
                                         _______          _______


Other assets                               3,892            2,888
                                           _____            _____

                                         $488,416        $478,149
                                         ________        ________
                                         ________        ________

Liabilities and Stockholders' Deficit

Current Liabilities:
 Deferred revenue                        $120,486        $127,977
 Accounts payable                          28,101          64,475
 Accrued expenses                          89,198          60,967
 Current portion - capital leases           7,836           8,261
                                          _______         _______
   Total current liabilities              245,621         261,680
                                          _______         _______
Note payable - related party              867,789         868,208
Capital leases, net of                      3,785          10,526
current portion

Stockholders' Deficit:
 Common stock $.0001 par value,
 authorized 800,000,000 shares;
 327,478,340 shares issued and
 outstanding                               32,747          32,747
 Accumulated deficit                     (661,526)       (695,012)
                                         ________        ________
                                         $488,416        $478,149
                                         ________        ________
                                         ________        ________









              See Note to Consolidated Financial Statements

                   DATA NATIONAL CORPORATION
           CONSOLIDATED INCOME STATEMENTS (UNAUDITED)


                                               Six Months Ended
                                         ________________________
                                         March 31,      March 31,
                                            1995          1994
                                         _________     _________

Net sales                               $ 1,250,000    $  1,316,449
Cost of sales                               672,527         638,351
                                        ___________     ___________
      Gross profit                          577,473         678,098


Selling and marketing expense               194,183         228,430
General and administrative expense          305,084         286,594
                                        ___________      __________
      Operating income                       78,206         163,074


Other income (expense):
 Interest and other income                    2,022          (2,408)
 Interest expense, primarily related party  (46,742)        (47,214)
                                            ________        ________
                                            (44,720)        (49,622)
                                            ________        ________

      Net income                        $    33,486       $  113,452
                                        ___________       __________
                                        ___________       __________


Net income per share                          -                -


Weighted average shares outstanding     327,478,340      327,478,340
                                        ___________      ___________
                                        ___________      ___________
















         See Note to Consolidated Financial Statements

                   DATA NATIONAL CORPORATION
           CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                            Three Months Ended
                                          ________________________
                                          March 31,      March 31,
                                            1995           1994
                                          _________      _________

Net sales                               $   519,927    $   507,577
Cost of sales                               329,610        282,349
                                        ___________   ____________
      Gross profit                          190,317        225,228


Selling and marketing expense                97,322        108,815
General and administrative expense          120,906        134,007
                                         ___________  ____________
      Operating income                      (27,911)      (17,594)


Other income (expense):
 Interest and other income                   (1,025)       (2,447)
 Interest expense, primarily related party  (17,344)      (24,763)
                                            ________      ________
                                            (18,369)      (27,210)
                                        ____________   ___________
      Net income                        $   (46,280)   $  (44,804)
                                        ____________   ____________
                                        ____________   ____________


Net income per share                          -              -


Weighted average shares outstanding      327,478,340    327,478,340
                                         ___________    ___________
                                         ___________    ___________





















         See Note to Consolidated Financial Statements

                   DATA NATIONAL CORPORATION
             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Nine Months Ended
                                                 ________________________
                                                 March 31,      March 31,
                                                   1994           1993
                                                 _________      _________

Cash flow from (used in) operating activities
 Net income                                      $   33,486     $  113,452
 Adjustments to reconcile net income to
    cash flow from operating activities:
      Depreciation                                   32,249         17,249
      Changes in assets and liabilities:
        (Increase) decrease in receivables            25,969       (87,466)
        (Increase) decrease in inventory             (22,285)         (357)
        (Increase) decrease in prepaid
           expenses                                   (4,266)       (2,335)
        (Increase) decrease in other assets           (1,004)          150
        Increase (decrease) in accounts
           payable                                   (36,374)      (12,517)
        Increase (decrease) in accrued
           expenses                                   28,231       (43,802)
        Increase (decrease) in deferred
           revenue                                    (7,491)       44,922
                                                   __________      ________
        Total adjustments                             15,029       (84,156)
                                                   __________      ________
        Cash flow from (used in)
           operating activities                       48,515        29,296

Cash flow (used in) investing activities:
 Purchases of property and equipment                 (17,501)      (20,295)

Cash flow from (used in) financing activities:
 Borrowings - related party                             -            3,568
 Repayment of related party note                         (419)         -
 Borrowing under (repayment of) capital
    leases                                             (7,166)       6,273
                                                    __________    _________
 Cash flow from (used in) financing activities         (7,585)       9,841

 Increase (decrease) in cash and equivalents           23,429       18,842

 Cash and equivalents, beginning of period             84,245      200,255
                                                   __________    __________
 Cash and equivalents, end of period               $107,674      $  219,097
                                                   __________    __________
                                                   __________    __________
 Supplemental information:
    Income taxes paid                                  -              -
    Interest paid                                  $   46,742    $   47,214
                                                   __________    __________
                                                   __________    __________

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

                March 31, 1995 as Compared to September 30, 1994

     The Company's working capital increased from $132,331 at September 30, 1994 to $172,401 at March 31, 1995, primarily because of cash flow from operations of $48,515. Cash flow was used to acquire additional equipment of $17,501, and $7,166 was used to repay capital leases. The Company was not obligated for additional capital expenditures at March 31, 1995, but may be expected to continue to upgrade its systems given the nature of its business.

     The Company remains dependent upon the Dillon note for financing, and almost certainly would cease operations if the note were deemed in default and called or not renewed.

     The Company believes that favorable operating results will continue and provide adequate liquidity for the near-term future.

Results of Operations

     For the quarter ended March 31, 1995, the nature of the Company's operations was unchanged and focused on providing marketing services to service stations and similar entities, nationally. The Company remains dependent upon two major customers which account for over 50% of net sales. For the quarter ended March 31, 1995 $5,806 more in "AutoPM" services were billed, and $23,371 less for the six month period ended March 31, 1995. Additionally, there was a net increase of $32,775 in billings to "New Residents" in the quarter ended March 31, 1995. Revenue from "Customer Handouts" decreased from $14,915 for the quarter ended March 31, 1994 to $1,820 for the quarter ended March 31, 1995. There were no other significant trends.

     For the six month period ended March 31, 1995, "Service Income" decreased from $892,805 to $880,080. "Auto PM" billings also decreased from $40,752 to $17,381. However, "New Resident" billings increased by $10,377. Billings for "Customer Handouts" decreased by $15,305.

     Cost of sales for the quarter ended March 31, 1995 increased to 63.4% as a percentage of sales because of the high fixed costs of production, which would not follow the decrease in net sales for the quarter. For the six months ended March 31, 1995 cost of sales was 53.8% as a percentage of sales compared to 48.5% for the six months ended March 31, 1994. The increase is due substantially to an increase in production salaries. Selling and marketing expense decreased from $108,815 for the quarter ended March 31, 1994 to $97,382 for the quarter ended March 31, 1995. For the six months ended March 31, 1995 selling and marketing expense decreased $34,247 from the comparable period in the prior year. The major reason for the change is not incurring the cost of attending trade shows of two major customers, which occur biannually.

     General and administrative expenses decreased from $134,007 for the quarter ended March 31, 1994 to $120,906 for the quarter ended March 31, 1995, which appears to be due to cost-cutting measures implemented by management. For the six month period ended March 31, 1995 general and administrative expenses increased by $18,490 over the six month period ended March 31, 1994. For the six month period, administrative salaries were increased because of raises for existing employees and employment of additional clerical staff. Legal expense increased as a result of litigation as more fully described in Form 10-KSB, and audit fees were incurred in the current year but not in the quarter ended March 31, 1994.

     Interest expense is substantially all related to the Dillon note, and is expected to remain a significant cost in the near future.

                   DATA NATIONAL CORPORATION

                          FORM 10-QSB

                       December 31, 1994

                            PART II

     ITEM 6.   Not applicable.

                           SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(REGISTRANT)                 DATA NATIONAL CORPORATION
BY (SIGNATURE)               /s/ Richard S. Simms
(DATE)                       January 1, 1996
(NAME AND TITLE)             Richard S. Simms, Vice
President











(3-31-95.10q)



[ARTICLE] 5

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          SEP-30-1995
[PERIOD-END]                               MAR-31-1995
[CASH]                                         107,674
[SECURITIES]                                         0
[RECEIVABLES]                                  234,732
[ALLOWANCES]                                      5077
[INVENTORY]                                     63,853
[CURRENT-ASSETS]                               418,022
[PP&E]                                         385,607
[DEPRECIATION]                                 319,105
[TOTAL-ASSETS]                                 488,416
[CURRENT-LIABILITIES]                          245,621
[BONDS]                                              0
[COMMON]                                   327,478,340
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                   488,416
[SALES]                                      1,250,000
[TOTAL-REVENUES]                             1,250,000
[CGS]                                          672,527
[TOTAL-COSTS]                                1,171,734
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                            (46,741)
[INCOME-PRETAX]                                 33,486
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                    33,486
[EPS-PRIMARY]                                        0
[EPS-DILUTED]                                        0
