Form 10-Q
period 1995-06-30
DATA NATIONAL CORP
filed 1996-01-17
CIK 760462

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                          FORM 10-QSB



          [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 1995


          [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15 (d)  OF
                        THE EXCHANGE ACT




      For the transition period from __________ to __________


               Commission file number  0-14204


                   DATA NATIONAL CORPORATION
   (Exact name of small business issuer as specified in its charter)




           Colorado                                  84-0958983
________________________________             _________________________________
(State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)



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

Yes       No   X

The number of shares outstanding of the issuers Common Stock, .0001 par value as of June 30, 1995 was 327,478,340 shares.

Transition Small Business disclosure format.  Yes       No   X

INDEX

ITEM 1. FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS                 page 2
         CONSOLIDATED INCOME STATEMENTS (unaudited)  page 3 and 4
         CONSOLIDATED STATEMENT OF CASH FLOWS        page 5
         MANAGEMENT'S STATEMENT                      page 6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         LIQUIDITY AND CAPITAL RESOURCES              page 7 and 8
         NO OTHER FORMS FILED                         page 9
         SIGNATURES                                   page 10

ITEM 1.  FINANCIAL STATEMENTS

                        DATA NATIONAL CORPORATION
                       CONSOLIDATED BALANCE SHEETS

                                        (Unaudited)        (Unaudited)
                                          June 30,         September 30,
                                            1995                1994
                                        ___________        _____________
Assets

Current Assets:
 Cash and equivalents                   $ 55,434            $ 84,245
 Receivables:
  Trade, less allowances for bad         279,463             245,221
  debts of $5,077 in 1995 and
  1994, respectively
  Other                                    3,883              15,134
Inventory, at cost                        69,757              41,568
Prepaid expenses                          13,201               7,843
                                         _______             _______
   Total current assets                  421,738             394,011

Property and equipment, at cost          442,688             368,106
                                        _________           _________
Less: Accumulated depreciation          (325,480)           (286,856)

                                         117,208              81,250


Other assets                               6,110               2,888


                                         $545,056           $478,149
                                         ________           ________
                                         ________           ________

Liabilities and Stockholders' Deficit

Current Liabilities:
 Deferred revenue                        $124,465           $127,977
 Accounts payable                          41,786             64,475
 Accrued expenses                          49,287             60,967
 Current portion - capital leases           7,393              8,261
                                          _______            _______
   Total current liabilities              222,931            261,680
                                          _______            _______
Note payable - related party              864,379            868,208
Capital leases, net of                      2,136             10,526
current portion

Stockholders' Deficit:
 Common stock $.0001 par value,
 authorized 800,000,000 shares;
 327,478,340 shares issued and
 outstanding                               32,747             32,747
 Accumulated deficit                     (577,137)          (695,012)
                                         ________           ________
                                         $545,056           $478,149









              See Note to Consolidated Financial Statements

                   DATA NATIONAL CORPORATION
           CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                               Nine Months Ended
                                          ______________________
                                          June 30,       June 30,
                                            1995           1994
                                          ________       ________

Net sales                               $ 1,848,413    $ 1,848,795
Cost of sales                               932,893        920,616
                                        ___________    ___________
      Gross profit                          915,520        928,179


Selling and marketing expense               283,661        305,893
General and administrative expense          448,562        419,792
                                        ____________   ___________
      Operating income                      183,297        202,494


Other income (expense):
 Interest and other income                    4,532        (12,631)
 Interest expense, primarily related party  (69,954)       (71,456)
                                            ________       ________
                                            (65,422)       (84,087)
                                            ________       ________
      Net income                        $   117,875    $   118,407
                                        ___________    ____________
                                        ___________    ____________

Net income per share                           -              -


Weighted average shares outstanding     327,478,340     327,478,340
                                        ___________     ___________
                                        ___________     ___________




















         See Note to Consolidated Financial Statements

                   DATA NATIONAL CORPORATION
           CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                             Three Months Ended
                                          _______________________
                                          June 30,       June 30,
                                            1995           1994
                                          ________       ________

Net sales                               $   598,413    $   532,346
Cost of sales                               260,366        282,265
                                        ___________    ___________

      Gross profit                          338,047        250,081


Selling and marketing expense                89,478         77,463
General and administrative expense          143,478        133,198
                                         __________     __________
      Operating income                      105,091         39,420


Other income (expense):
 Interest and other income                    2,510        (10,223)
 Interest expense, primarily related party  (23,212)       (24,242)
                                            ________       ________
                                            (20,702)       (34,465)
                                        ___________    ___________
      Net income                        $    84,389    $     4,955
                                        ___________    ___________
                                        ___________    ___________


Net income per share                          -              -


Weighted average shares outstanding     327,478,340    327,478,340
                                        ___________    ___________
                                        ___________    ___________













         See Note to Consolidated Financial Statements

                   DATA NATIONAL CORPORATION
             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Nine Months Ended
                                                 ______________________
                                                 June 30,       June 30,
                                                   1994           1993
                                                 ________       ________
Cash flow from (used in) operating activities
 Net income                                      $  117,875     $  118,407
 Adjustments to reconcile net income to
    cash flow from operating activities:
      Depreciation                                   38,624         25,416
      Changes in assets and liabilities:
        (Increase) decrease in receivables          (22,991)      (141,426)
        (Increase) decrease in inventory            (28,189)         6,100
        (Increase) decrease in prepaid
           expenses                                  (5,358)        (1,215)
        (Increase) decrease in other assets          (3,222)        (2,738)
        Increase (decrease) in accounts
           payable                                   (22,689)         3,328
        Increase (decrease) in accrued
           expenses                                  (11,680)       (35,933)
        Increase (decrease) in deferred
           revenue                                    (3,512)        42,342
                                                     ________      _________
        Total adjustments                            (59,017)      (104,126)
                                                     ________      _________
        Cash flow from (used in)
           operating activities                        58,858        14,281

Cash flow (used in) investing activities:
 Purchases of property and equipment                  (74,582)      (36,216)

Cash flow from (used in) financing activities:
 Borrowings - related party                               -          (5,614)
 Repayment of related party note                       (3,829)           -
 Borrowing under (repayment of) capital
    leases                                             (9,258)        7,581
                                                      ________     ________
 Cash flow from (used in) financing activities        (13,087)        1,967

 Increase (decrease) in cash and equivalents          (28,811)      (19,968)

 Cash and equivalents, beginning of period             84,245        200,255
                                                   __________     __________
 Cash and equivalents, end of period               $   55,434     $  180,287
                                                   __________     __________
                                                   __________     __________
 Supplemental information:
    Income taxes paid                                    -               -
    Interest paid                                  $   69,954     $   71,456
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

        June 30, 1995 as Compared to September 30, 1994

     The Company's working capital increased from $132,331 at September 30, 1994 to $198,807 at June 30, 1995, primarily because of cash flow from operations of $58,858. Cash flow and current cash reserves were used to acquire additional equipment of $74,582, and $9,258 was used to repay capital leases. The Company was not obligated for additional capital expenditures at June 30, 1995, but may be expected to continue to upgrade its systems given the nature of its business.

     The Company remains dependent upon the Dillon note for financing, and almost certainly would cease operations if the note were deemed in default and called or not renewed.

     The Company believes that favorable operating results will continue and provide adequate liquidity for the near-term future.

Results of Operations

     For the quarter ended June 30, 1995, the nature of the Company's operations remained focused on providing marketing services to service stations and similar entities, nationally. The Company began aggressively marketing and billing for creative services previously offered to customers on a limited basis. These creative services generated $107,569 additional revenue during the quarter ended June 30, 1995. However, the Company continues to remain dependent upon two major customers which account for over
50% of net sales.    For the three month period ended June 30, 1995 "Service
Income" and "New Resident" income each decreased $20,045 and $23,832, respectively, from the comparable period in the prior year. There were no other significant trends.

     For the nine month period ended June 30, 1995, "Service Income" decreased $32,769 from the comparable period in the prior year. "Auto PM", "New Resident", and "Customer Handouts" billings also decreased $28,623, $13,454, and $10,938, respectively. Revenue from creative services increased $112,228, and revenue from all other sources decreased $26,826 from the comparable period ended June 30, 1994.

     Cost of sales for the quarter ended June 30, 1995 decreased to 43.5% as a percentage of sales because of the lower cost burden related to the recently implemented creative services function, and because much of production costs are fixed rather than variable. For the nine months ended June 30, 1995 cost of sales was 50.5% as a percentage of sales compared to 49.8% for the nine months ended June 30, 1994. Selling and marketing expense increased from $77,463 for the quarter ended June 30, 1994 to $89,478 for the quarter ended June 30, 1995. The increase is primarily due to additional marketing for creative services. For the nine months ended June 30, 1995 selling and marketing expense decreased $22,232 from the comparable period in the prior year. The major reason for the change is not incurring the cost of attending trade shows of two major customers, which occur biannually.

     General and administrative expenses increased from $133,198 for the quarter ended June 30, 1994 to $143,478 for the quarter ended June 30, 1995. For the nine month period ended June 30, 1995 general and administrative expenses increased by $28,770 over the nine month period ended June 30, 1994. Administrative salaries were increased because of raises for existing employees and employment of additional clerical staff. Legal expense increased as a result of litigation as more fully described in Form 10-KSB, and audit fees were incurred in the current year but not in the quarter ended June 30, 1994.

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


(REGISTRANT)                      DATA NATIONAL CORPORATION
BY (SIGNATURE)                    /s/ Richard S. Simms
(DATE)                            January 11, 1996
(NAME AND TITLE)                  Richard S. Simms, Vice President








(6-30-95.10q)



[ARTICLE] 5

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          SEP-30-1995
[PERIOD-END]                               JUN-30-1995
[CASH]                                          55,434
[SECURITIES]                                         0
[RECEIVABLES]                                  284,540
[ALLOWANCES]                                     5,077
[INVENTORY]                                     69,757
[CURRENT-ASSETS]                               421,738
[PP&E]                                         442,688
[DEPRECIATION]                                 325,480
[TOTAL-ASSETS]                                 545,056
[CURRENT-LIABILITIES]                          222,931
[BONDS]                                              0
[COMMON]                                   327,478,340
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                   545,056
[SALES]                                      1,848,413
[TOTAL-REVENUES]                             1,848,413
[CGS]                                          932,893
[TOTAL-COSTS]                                1,665,116
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                            (69,954)
[INCOME-PRETAX]                                117,875
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                   117,875
[EPS-PRIMARY]                                        0
[EPS-DILUTED]                                        0