Form 10-K
period 1995-09-30
DATA NATIONAL CORP
filed 1996-01-17
CIK 760462

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                               FORM 10-KSB
(MARK ONE)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
     For the fiscal year ended    September 30, 1995   OR

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.[   ]
Issuer's revenues for the fiscal year ended September 30, 1995 were $2,369,096.
As of September 30, 1995, the aggregate market value of the common stock of the Registrant held by non-affiliates was undeterminable at that time due to a lack of any consistent trading market for the Registrant's shares.

As of September 30, 1995, there were 327,478,340 shares of the Registrant's $.0001 par value common stock outstanding.

INDEX
                                                                  PAGE
PART 1

  ITEM 1.  DISCRIPTION OF BUSINESS
            a) Business Developement                                2
            b) Business of Issuer                                  3-6
  ITEM 2.  DISCRIPTION OF PROPERTY                                  6
  ITEM 3.  LEGAL PROCEEDINGS                                        6
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      6

PART 2

  ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS
            a) Market Information                                   6
            b) Holders                                              6
            c) Dividends                                            6
  ITEM 6.  MANAGMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
           OPERATION                                               7-8
  ITEM 7.  FINANCIAL STATEMENTS
            a) Letter to the Stockholders and Board of Directors    9
            b) Consolidated Balance Sheets                          10
            c) Consolidated Income Statements                       11
            d) Statement of Changes in Stockholders Equity          12
            e) Statement of Cash Flows                              13
            f) Notes to Consolidated Financial Statements         14-20
  ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACOUNTING AND FINANCIAL DISCLOSURE                       21

PART 3

  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS                                                 21-23
  ITEM 10. EXECUTIVE COMPENSATION                                  24-25
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGMENT                                                 26
  ITEM 12. CERTAIN RELATIONSHIPS AND TRANSACTIONS                  26-27

SIGNATURES                                                           28

                               PART 1

Item 1.  Description of Business
________________________________
(a)    Business Development.

   Data National Corporation (the Company) was formed under the laws of the State of Colorado in November 1982. On March 23, 1987, the
Company acquired through an exchange of shares 97.8% of the outstanding shares of Data National Inc. (DNI), which resulted in a complete change in control of the Company. In June 1986, DNI acquired, through an exchange of its common stock, 100% of the outstanding common stock of Service Business Systems, Inc. (SBS) and National COM-LINK Systems, Inc. (COM-LINK). The Company acts as a
holding   company  for  these  subsidiaries  and  coordinates   their
activities.

   SBS is the only active entity, although during 1994, COM-LINK received royalties from licensing a trademarked name.

(b)    Business of Issuer.

  Principal Products and Services

   The Company derives revenue from products and services provided by its subsidiary, SBS. SBS markets and sells the Autotrac system to the service stations of major oil companies, auto repair facilities that specialize in tire sales, quick-lube facilities, tune-up facilities, and independent repair facilities that are members of national groups (subscribers). The Autotrac system is designed to increase repeat business to such subscribers through the mailing of postcards to customers thanking them for the business, reminding them that it is time for regular servicing (such as a tune-up or oil change),  or  reminding  customers that  certain  parts  need  to  be replaced for safety reasons (e.g., brakes, tires, or shocks). To utilize the services provided by SBS, participating subscribers send SBS copies of their repair orders that include information about a specific customer, their vehicle, and the services performed at the repair facility. SBS extracts certain information and enters it into a computer database. Each subscriber then selects when and what types of cards are to be sent, and reminder cards are produced and mailed directly to the subscriber's customers. The subscriber also selects the messages to be printed on the cards, the promotions and/or specials to be offered, etc. The subscriber can update or change the messages, as desired.

    As an integral part of the reminder system, SBS provides subscribers with monthly management reports detailing information concerning customers served and services performed, a customer zip code analysis of new versus repeat customers, and other information based on the data collected by SBS from the repair orders submitted by the subscriber.

   SBS  also  markets  and  sells products that  utilize  information
regarding  the  customer of the facility that  uses  Autotrac.   The
products are as follows:

   1. Greeting Cards. Using the subscriber's database, SBS mails holiday greeting cards to customers of the subscriber.

   2. New Residence. SBS mails promotional material to individuals who have moved into the subscriber's market area.

   3. Cashier Handout. SBS produces point-of-sale coupons that can be used to increase the repair business of the subscriber.

   4. Customer Surveys. SBS sends survey cards to the facility's customers and reports the results of the survey to the subscriber.

   The key to the services provided by SBS is being able to utilize the existing customer database of the subscriber.

   SBS also derives revenue from providing creative services to the subscriber.

   The Company is expanding their customer base in fiscal 1996, and has contracted with a commonly controlled auto dealerships and a mortgage loan origination company to provide marketing services. The Company will focus its efforts on expansion of new markets and their existing customer base.

  Employees

    SBS  employs  all  of  the  employees  of  the  Company.   As  of
September  30,  1995, SBS had 21 full-time employees working  in  the
office   of   the   Company.   In  addition,  SBS  has  approximately
20 employees for coding and inputting the information received from repair facilities into the SBS computer system, some of whom are part-time. These employees are home based.

  Status of Products

  The Autotrac system requires customer information to be input into the database maintained by SBS. The information is either input by the SBS home-based computer operators or downloaded directly from the subscriber's computer. The information is processed by the computer, and the database for the customer is updated. Notices are printed and mailed to the customers in the database. The Autotrac system uses a Novell network that includes PC equipment. The system also includes three production printers. In addition, SBS has numerous PC work stations for use by the account executives and data entry personnel. Management of SBS believes this equipment, supplemented by additions in fiscal 1996 estimated at $75,000, will permit SBS to handle all of its present and foreseeable data processing needs through September 30, 1996.

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

  Seasonality

   SBS produces holiday greeting cards in November and December. For the year ended September 30, 1995, SBS received revenues of approximately $228,000 as a result of the holiday greeting card
program.   There  is  no  other  seasonal  factor  to  the  Company's business.

  Dependence Upon Small Number of Customers

   The business of SBS is very dependent upon a few major customers; the loss of any one or more of these customers could have a materially adverse effect on the business and operations of the Company. During the fiscal year ended September 30, 1995, major customers represented approximately the following proportion of the SBS gross revenues:

            Company A - 40.1%
            Company B - 18.1%
            Company C - 12.2%

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

   A competitive analysis suggests that there are many potential entrants in this industry primarily because technology today allows just about anyone with a computer to enter the business. Suppliers to SBS, such as printing companies and direct mail companies could become competitors if they choose to expand their own channels of distribution. Repair facilities could also decide that they have all of the information necessary to do their own marketing and evaluations.

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


Item 2.  Description of Property
________________________________

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

  In December 1995, the Company's former president (president in 1994 and part of 1995) sued the Company for $36,000 relating to alleged unreimbursed moving expenses and $18,000 in damages. In 1994, the Company and the former president verbally agreed the Company would pay him up to $36,000 in shares of the company's common stock as a reimbursement for certain moving expenses. The Company was to determine the number of shares and the former president was to provide proper documentation of the expenses. The stock was never issued, and in February, 1995, the former president informed the Company that he did not want the stock as there was no market for the stock. In June of 1995, the Company offered to pay this amount in cash in return for certain releases regarding the departure of the former president. The Company was also under the impression that the former president had executed various covenants as a condition of his employment. The Company determined the covenants had not been executed and demanded their execution as a condition of the payment. The former president refused to sign the release and the covenants, and in December 1995 sued the Company for $36,000 and $18,000 in damages. Management has accrued $36,000 at September 30, 1993 to recognize the estimated liability, and believes that settlement of the claim will not be material to the accompanying financial statements.


Item 4.  Submission of Matters to a Vote of Security Holders
____________________________________________________________

   No matter was submitted during the fourth quarter of the fiscal year ended September 30, 1995 to a vote of security holders, through the solicitation of proxies or otherwise.



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

(b)    Holders.

   The number of holders of record of the Company's $.0001 par value common stock at September 30, 1995, was approximately 1,332.

(c)    Dividends.

   Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's common stock and no dividends are anticipated to be paid in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operation
_________________________________________________________________

Management's Discussion and Analysis of Financial Condition and Results of Operations

  September 30, 1995 as Compared to September 30, 1994

   The Company's working capital increased from $132,331 at September 30, 1994, to $173,347 at September 30, 1995. Cash flow from operations amounted to $80,389 in 1995, as a result of net income of $87,487. Included in the net cash flow from operations was a settlement payment with the State of Colorado Department of Revenue of $37,600, which was substantially offset by a non-cash charge for depreciation of $32,280. $63,035 was used to acquire additional equipment, primarily computers, and $11,102 was used to repay capital leases.

   The Company is not obligated by contract for additional capital expenditures at September 30, 1995, but may be expected to continue to upgrade its systems, given the nature of its business. Management estimates capital expenditures of up to $75,000 in fiscal 1996.

   The Company remains dependent upon the Dillon note for financing, and almost certainly would cease operations if the note were deemed in default and called for payment or not refinanced. The maturity date is presently extended to October 1, 1997.

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

Results of Operations

  1995 Compared to 1994

   For the year ended September 30, 1995, the nature of the Company's operations was unchanged and focused on providing marketing services to repair facilities and similar entities, nationally. One major customer accounted for 40.1% of net sales in 1995, as compared to 41% in 1994, and loss of this customer would have a materially adverse effect, including possible cessation of operations. Another customer accounted for 18.1% of net sales in 1995, as compared to 12.2% in 1994. One other group of customers, affiliated with a national oil company, has been aggregated and constituted 12.2% of net sales in
1995 but did not exceed 10% in 1994. However, this group of customers is not subject to the same contractual relationship as the other two major customers discussed above and presumably subjects the Company to less risk through potential loss of the contract.

  Sales were practically unchanged in 1995 as compared to 1994. Cost of sales increased from 51% of sales in 1994 to 53% in 1995, primarily because production salaries increased by approximately $45,000 as new positions were created. The other components of cost of sales (postage and card inventory) remained stable as a percentage of sales (22.1% in 1995 and 1994 for postage, and 6.8% versus 7.1% in 1995 and 1994, respectively, for materials).

   Selling and marketing expenses decreased by $55,682, or 13.2%, in 1995. The decrease resulted primarily from the elimination of certain consulting fees, approximately $18,000 to an independent party and $12,000 to a member of the Board of Directors. Such services are now provided by Company staff. Other changes that resulted in cost reduction included not attending trade shows of two major customers, which occur biannually, and termination of employment of the Company president in July, which reduced travel and related expenses.

   General and administrative expenses increased by $36,694, or 6.8%, in 1995. Executive salaries increased approximately $14,200 because of a raise for the former president and employment of a Chief Operating Officer in July 1995. Administrative salaries also increased by approximately $10,500, a result of raises for existing employees and employment of additional clerical staff. There were no other significant changes in individual expense accounts.

   Interest expense is substantially all related to the Dillon note, as described above, and is expected to remain a significant cost in the near future.

Item 7.  Financial Statements
_____________________________

    To the Stockholders and Board of Directors
    Data National Corporation


    I have audited the consolidated balance sheets of Data National Corporation and subsidiaries as of September 30, 1995 and September 30, 1994, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

    I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

    In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Data National Corporation and subsidiaries as of September 30, 1995 and 1994, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.








    Littleton, Colorado
    January 10, 1996

                     DATA NATIONAL CORPORATION

                    Consolidated Balance Sheets

                    September 30, 1995 and 1994


                                                        1995          1994
                                                      ________      ________
                               Assets
  Current Assets:
    Cash and equivalents............................. $ 91,359      $ 84,245
    Receivables:
      Trade  less allowance for bad debts of $5,077... 244,932       245,221
       in 1995 and 1994, respectively
      Other............................................. 5,989        15,134
    Inventory, at cost................................. 47,692        41,568
    Prepaid expenses.................................... 4,633         7,843
                                                       _______       _______
        Total current assets.......................... 394,605       394,011

  Property and equipment, at cost..................... 431,141       368,106
  Less:  Accumulated depreciation.................... (319,137)     (286,856)
                                                      _________     _________
                                                       112,004        81,250
                                                      _________     _________
  Other assets.......................................... 9,696         2,888
                                                      _________     _________
                                                      $516,305      $478,149
                                                      _________     _________
                                                      _________     _________
               Liabilities and Stockholders' Deficit

  Current Liabilities:
    Deferred revenue................................. $132,478      $127,977
    Accounts payable................................... 61,778        64,475
    Accrued expenses................................... 20,070        60,967
    Current portion - capital leases.................... 6,932         8,261
                                                      ________      ________
        Total current liabilities..................... 221,258       261,680
                                                      ________      ________
  Note payable-related party.......................... 869,072       868,208
  Capital leases, net of current portion.................. 753        10,526

  Stockholders' Deficit
    Common stock $.0001 par value, authorized
    600,000,000 shares; 327,478,340 shares
    issued and outstanding............................. 32,747        32,747
    Accumulated deficit.............................. (607,525)     (695,012)
                                                      _________     _________
                                                      (574,778)     (662,265)
                                                      _________     _________
                                                      $516,305      $478,149
                                                      _________     _________
                                                      _________     _________

  See accompanying notes to financial statements.

                     DATA NATIONAL CORPORATION

                   Consolidated Income Statements

              Years Ended September 30, 1995 and 1994

                                                    1995          1994
                                                  ________       _______
  Net sales..................................... $2,369,096     $2,369,435
  Cost of sales.................................. 1,256,193      1,216,457
                                                 __________     __________
      Gross profit............................... 1,112,903      1,152,978

  Selling and marketing expense.................... 366,290        421,972
  General and administrative expense............... 575,808        530,614
                                                 __________      _________
      Operating income............................. 170,805        200,392

  Other income (expense):
    Interest and other income........................ 5,824          4,927
    Interest expense, primarily related party...... (88,793)       (95,284)
    Other expense..................................... (349)           -
                                                 ___________      _________
                                                    (83,318)       (90,357)
                                                 ___________      _________
      Net income.................................. $ 87,487       $110,035
                                                 ___________      _________
                                                 ___________      _________

  Net income per share...........................     -               -


  Weighted  average shares outstanding........... 327,478,340     327,478, 340
                                                  ___________     ____________
                                                  ___________     ____________












  See accompanying notes to financial statements.

                     DATA NATIONAL CORPORATION

     Consolidated Statement of Changes in Stockholders' Equity

              Years Ended September 30, 1995 and 1994


                                                                  Accumulated
                                     Shares         Amount          Deficit
  Balance, October 1, 1993....... 327,478,340     $32,747        $(805,047)

  Net income.....................      -             -             110,035

  Balance, September 30, 1994.... 327,478,340      32,747         (695,012)

  Net income.....................      -             -              87,487

  Balance, September 30, 1995.... 327,478,340     $32,747        $(607,525)
































  See accompanying notes to financial statements.

                     DATA NATIONAL CORPORATION

               Consolidated Statements of Cash Flows

              Years Ended September 30, 1995 and 1994

                                                          1995        1994
                                                        ________    ________
  Cash flow from (used in) operating activities
    Net  income......................................... $87,487    $110,035
    Adjustments to reconcile net income to cash flow
    from operating activities:
     Depreciation........................................ 32,280      32,932
      Changes in assets and liabilities:
         (Increase) decrease in receivables............... 9,434    (131,434)
         (Increase) decrease in inventory................ (6,124)      4,219
          (Increase) decrease in prepaid expenses......... 3,210      (5,258)
         (Increase) decrease in other assets............. (6,808)     (2,738)
          Increase (decrease) in accounts payable........ (2,697)      7,638
          Increase (decrease) in accrued expenses....... (40,896)    (38,999)
         Increase in deferred revenue..................... 4,501       6,601
                                                         ________   _________
         Total adjustments............................... (7,100)   (127,039)
                                                         ________   _________

          Cash flow from (used in) operating activities.. 80,389     (17,004)

  Cash flow (used in) investing activities:
    Purchases of property and equipment................. (63,035)    (33,236)

  Cash flow from (used in) financing activities:
    Borrowings - related party.............................. 864         -
    Repayment of related party note.........................  -      (49,218)
    Repayment of capital leases......................... (11,102)    (16,552)
                                                        _________   _________
    Cash flow (used in) financing activities............ (10,238)    (65,770)

     Increase (decrease) in cash and equivalents.......... 7,114    (116,010)
    Cash and equivalents, beginning of year.............. 84,245     200,255
                                                        ________    _________
    Cash and equivalents, end of year................... $91,359     $84,245
                                                        ________    _________
                                                        ________    _________

    Supplemental information:
      Income taxes paid.................................     -          -
      Interest paid..................................... $87,929     $93,329






  See accompanying notes to financial statements.

                   DATA NATIONAL CORPORATION

           Notes to Consolidated Financial Statements

                  September 30, 1995 and 1994


(1)  Organization,   Operations,   and   Significant   Accounting
     Policies

     Organization and Operations

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

     The Company derives revenue from products and services provided by its subsidiary, SBS, which is the only operating subsidiary. SBS markets and sells the Autotrac system to the service stations of major oil companies, auto repair facilities that specialize in tire sales, quick-lube facilities, tune-up facilities, and independent repair facilities that are members of national groups. The Autotrac system is designed to increase repeat business to such facilities through the mailing of postcards to customers thanking them for their business, reminding them that it is time for regular servicing (such as a tune-up or oil change), or reminding customers that certain parts need to be replaced for safety reasons (e.g., brakes, tires, or shocks).

     As an integral part of the system, SBS provides the repair facilities with monthly management reports detailing information concerning customers served and services performed, a customer zip code analysis, new versus repeat customers, and other information based on the data collected by SBS from the repair orders submitted by the facility.

     SBS also markets and sells products that utilize information regarding the customer and/or auto repair facility that uses
     Autotrac.  The products are as follows:

          1. Using the facility's database, SBS mails holiday greeting cards to customers of the facility.

          2. SBS mails promotional material to individuals who have moved into the facility's market.

          3. SBS produces point-of-sale coupons that can be used to increase the repair business of the facility.

          4. SBS sends survey cards to the facility's customers and reports the results of the survey to the facility.

     SBS also derives revenue from providing creative services to the facilities.


     Principles of Consolidation

     The consolidated financial statements include the accounts of DNC, DNI, SBS, and Com-Link (collectively, the Company).
     All material intercompany accounts and transactions are eliminated in consolidation.

     Revenue and Credit Risk

     Revenue is recognized upon production and shipping of products.

     Sales are substantially made by extending credit to customers on a short-term basis, using informal credit evaluations, and are on an uncollateralized basis. See Note 5 for disclosure of major customers for further information on credit risk.

     Inventory

     Inventory consists of unprinted card stock, and is carried at cost determined on a first-in-first-out basis.

     Property and Equipment

     Property  and  equipment  are  stated  at  cost,   and   are
     depreciated over useful lines of from 5 to 7 years primarily using the straight-line method. A summary of property and equipment at September 30, 1995 and 1994 follows:

                                             1995          1994
                                           ________      ________
         Furniture  and  fixtures          $ 13,584      $ 11,984
         Office    equipment                 66,535        58,587
         Production     equipment           340,964       287,477
         Vehicles                            10,058        10,058
                                           ________      ________
                                           $431,141      $368,106

     Cash Equivalents

     The Company considers investments with an original maturity of three months or less to be cash equivalents.

     Net Earnings Per Share of Common Stock

     Net  earnings  per  share has been  computed  based  on  the weighted average number of common shares outstanding  during
     the  year.   Warrants will be considered when the  Company's
     stock  is  actively traded and the market price exceeds  the exercise price.

     Income Taxes

     The   Company  adopted  Statement  of  Financial  Accounting
     Standards  109  in  the  year  ended  September  30,   1994.
     However,  because of the large net operating loss available, the  effect of this accounting change was nil because of the
     uncertainty  regarding  its  realization.   Accordingly,  an
     allowance   that  offsets  the  estimated  tax  benefit   of
     $260,000  and  $286,000  at  December  31,  1995  and  1994,
     respectively, has been provided.

     The amount of the net operating loss carry forward and its expiration is as follows:

      Expiration      Amount
     ____________    ________
       1999           43,000
       2000          208,000
       2001           87,000
       2002           11,000
       2003          501,000
       2004          432,000
       2005          399,000
                  __________
                  $1,681,000
                  __________
                  __________

     This  amount may be further limited by separate return  year limitations  for  the  years 1984 to 1987,  which  aggregate
     $437,000   and   would  reduce  the  carry   forwards   with
     expirations from 1999 to 2002.

     Deferred Revenue

     Prepayments for products are recorded as deferred revenue until the product is delivered.

     Advertising

     The Company expenses advertising costs when incurred. Such costs amounted to $6,001 and $13,385 in 1995 and 1994, respectively.

     Reclassification of Accounts

     Certain depreciation in the amount of $28,000 has been reclassified from general and administrative expense to cost of sales in 1994 to conform with the presentation for the current year.

     Use of Estimates

     Preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates.

(2)  Related Party Transactions

     The Company refinanced certain existing indebtedness to two individuals (father and son), considered collectively in the note, in October 1991. One of the two individuals is now Chairman of the Board of Directors and owns or controls 104,793,403 shares of the Company's common stock. The principal amount of the note is $869,072, with interest at 10%, originally due on or before October 1, 1996, including $182,441 in accrued interest from prior indebtedness. The note is secured by inventory; trade receivables; the right to the name, "Data National Corporation," and related trademarks, licensing agreements, patents, and similar rights; bank accounts; and the stock of DNI and all of its subsidiary corporations.

     In conjunction with the refinancing, the two individuals also received warrants to purchase 64,000,000 shares of the common stock of Data National Corporation. The warrants are exercisable on or before September 30, 1996, at a purchase price of $.0005 per share.

      On January 10, 1996, the Note was extended to mature on October 1, 1997.

     The  two individuals have entered into an agreement with the
     (then) president (now chief financial officer) whereby, in consideration for him becoming president, they sold to him certain  shares  of  stock, agreed to pay  him  10%  of  any principal paid to them (i.e., the original principal of $737,000 referred to above), agreed to pay him 50% of interest payments collected by them, and assigned the warrants to purchase 64,000,000 shares of common stock to him. There have not been any (original) principal repayments to date. Interest expense amounted to $86,860, and $91,358, in 1995 and 1994, respectively.

     A member of the Board of Directors received $3,000 per month in 1994 and for 8 months in 1995 for consulting services. Additionally, a company that he controls was indebted to the Company in the amount of $2,924 at September 30, 1995 and 1994 for certain health insurance premiums. At September 30, 1995, the Company was indebted to this individual for $3,000.

     The  son of the chief financial officer leases equipment  to
     the   Company   under  three  capital  leases,   which   are
     summarized in Note 3.

(3)  Capital Leases

     The  Company leases various equipment under capital  leases.
     Following is a summary of minimum lease payments required under capital leases as of September 30, 1995:

     1996          $7,554
     1997             939
     Less: intrest   (838)
                   ______
                   $7,685

     Assets held under capital leases are summarized as follows:

                                                        1995          1994
                                                      ________      ________
    Assets at cost................................... $ 20,758      $ 65,394
           Less:  accumulated depreciation........... (4,448)      (27,015)
                                                      ________      ________
                                                      $ 16,310      $ 38,379
                                                      ________      ________
                                                      ________      ________

          A summary of capital leases follows:

                                                          1995          1994
                                                       _________     ________
  Monthly payment of $444, interest at 18.5%,
  due  in  March  1995..................................  $  -        $ 2,523
  Monthly payment of $251, interest at 14.1%,
  due  in  April  1995...................................    -          1,533
  Monthly payment of $174 (final payment of $591) to
  related party, interest  at 14%, due in November 1996... 2,590        4,175
  Monthly payment of $233 (final payment of $1,186) to
  related party, interest at 14%, due in August 1996...... 3,230        5,239
  Monthly payment of $285 (final payment of $240) to
  related party, interest at 14%, due in April 1996....... 1,865        5,319
  Less:  current portion................................. (6,932)      (8,261)
                                                          _______     ________
                                                            $753      $10,526
                                                          ________    ________
                                                          ________    ________

     Amortization  of capital leases is included in  depreciation expense.

(4)  Commitments

     Office Lease

     The Company occupies office space under two 3-year leases that expire in April 1997 and require monthly payments of $2,800. Following is a summary of future rental commitments under these leases:

     1996         $33,600
     1997         $19,600

     Rent expenses and related charges amounted to $33,600 and $34,900 in 1995 and 1994, respectively.

     Incentive Plans

     In July 1994, the Company adopted an Employee Incentive Plan, which provides for a contribution to the Plan of 5% of quarterly sales in excess of $480,000. For the quarters ended September 30, 1995 and 1994, this contribution amounted to $1,424 and $1,422, respectively, and has been accrued in the accompanying balance sheet.

     Also in July 1994, the Company adopted an Executive Compensation Incentive Plan, which provides for a contribution to the Plan of 20% of quarterly net income in excess of $75,000. Through September 30, 1995, there were no contributions due.

     Profit-Sharing Plan

     In August 1992, the Company adopted a 401-K Profit Sharing Plan, which covers all employees with one quarter of a year's service who are at least 21 years old. A participant may defer a maximum of 15% of compensation to a statutory limit, and the Company matches the first 5% of the deferral. In 1995 and 1994, such contributions amounted to $1,433 and $1,300, respectively.


(5)  Major Customers

     The following customers each accounted for more than 10% of sales in 1995 or 1994:

                    % of Sales
                  ______________
     Customer     1995      1994
     ________    _____     ______
       A          40.1       41
       B          18.1     12.2
       C          12.2        _

(6)  Subsequent Events

     Litigation

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

      The Company engaged the firm of William G. Lajoie, P.C., to audit its financial statements for the years ending September 30, 1993, 1994, and 1995.

      These actions were approved by the Company's Board of Directors.

                            PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act of the Company
___________________________________________________________________________
      The Directors and Officers of the Company at September  30,
1995, are as follows:

       Name             Age              Position
     ________________  _____     ___________________________
     Richard Simms      45        Chief Financial Officer, Director, Treasurer

     Ray E. Dillon III  42        Director and Chairman of the Board

     Donald Warriner    45        Chief Executive Officer, President
                                  and Director

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

      The Board of Directors held two meetings during the past fiscal year, and all of the members then on the Board were present at all of the meetings. There were no meetings of any of the committees of the Board of Directors during the past fiscal year.

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

      Ray E. Dillon III has been a Director of the Company since March 23, 1987, and of DNI since its inception. He is Vice President of Dillon Investments, a private trust management company for the Dillon family, where he has been employed since 1985. Mr. Dillon devotes only such time to the business of the Company as is necessary in his position.

     Donald V. Warriner is President and CEO of the Company as of August 1995. Prior to joining the Company, Mr. Warriner was employed by Cherry Creek Mortgage Company. Prior to working for Cherry Creek, Mr. Warriner was President of Bainbridge International, a company that was involved in acquisitions and buy outs of small- to medium-sized firms. Mr. Warriner devotes all of his time to the business of the Company.

Compliance with Section 16(a) of the Exchange Act

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

Item 10.  Executive Compensation
________________________________
      The following table sets forth the compensation paid or accrued to the Chief Executive Officer and each executive officer of the Company and its subsidiaries who received compensation in excess of $100,000 during the fiscal year ended September 30, 1995 and 1994:

                      Summary Compensation

               Annual Compensation1                Long-Term Compensation
               ____________________                ______________________
                                               Awards             Payouts
                                        _________________    ________________
                               Other
Name                           Annual   Restricted                  All Other
and                            Compen-    Stock              LTIP    Compen-
Principal       Salary  Bonus  sation    Award(s)   Options/ Payouts  sation
Position  Year   ($)     ($)    ($)            ($)   SARs(#)   ($)      ($)
______________________________________________________________________________
William   1995  75,000   -0-    --          2          --      -0-    $3,766
Eyerdom, CEO                                                               (3)

William   1994  85,000   -0-    --          __         --       -0-   $6,156
Eyerdom, CEO                                                               (3)

Donald    1995  13,000   -0-    --          __          -       -0-      --
Warriner, CEO

________________________________

(1) There were no executive officers whose compensation exceeded $100,000 in either 1994 or 1995.
(2) As described earlier, Mr. Eyerdom was offered certain restricted stock as reimbursement for moving expenses incurred in 1993. However, such stock was refused and the payment of the expenses is the subject of litigation filed in December of 1995 and more adequately explained under Item 3.
(3) Represents the value of a leased automobile and reimbursement of gas and certain maintenance charges.

      The following table shows certain information with respect to stock options granted to the Company's executive officers during the fiscal year ended 1995:


             Option/SAR Grants in Last Fiscal Year

                    Individual Grants
    ____________________________________________________________________
                Number of       % of Total
                Securities      Options/SARs
                Underlying      Granted to
                Options/SARs    Employees in    Exercise or Base   Expiration
Name            Granted (#)     Fiscal  Year     Price ($/Sh)        Date
_____________________________________________________________________________
William Eyerdom    -0-             N/A                N/A            N/A

Donald V. Warriner -0-             N/A                N/A            N/A

The following table sets forth certain information with respect to option exercises during the fiscal year ended September 30, 1995 by the executive officers of the Company and the value of each such officer's unexercised options at September 30, 1995:

                    Aggregated Option/SAR Exercises in
           Last Fiscal Year and Fiscal Year - End Option/SAR Values

___________________________________________________________________________
                                                        Value of Unexercised
           Shares      Number of Securities Underlying   in-the-Money
           Acquired        Unexercised Options/SARs      Options/SARs
             on     Value    at Fiscal Year-End(#)    at Fiscal Year-End($)
          Exercise Realized  _____________________    _____________________
Name        (#)      ($)   Exercisable Unexercisable Exercisable Unexercisable
__________ ___________________________________________________________________
William     None    None      -0-           0           $  -0-         0
Eyerdom

Donald V.   None    None      -0-           0           $  -0-         0
Warriner

                                 Estimated Future Payouts under Non-Stock
                                            Price-Based Plans
                                 _________________________________________

                             Performance
               Number of       or Other
             Shares, Units   Period Until
               or Other      Maturation or   Threshold    Target      Maximum
Name          Rights(#)        Payout         ($ or #)   ($ or #)     ($ or #)
______________________________________________________________________________
William          -0-            -0-              N/A        N/A          N/A
Eyerdom

Donald V.        -0-            -0-              N/A        N/A          N/A
Warriner

Item  11.   Security Ownership of Certain Beneficial  Owners  and
Management
__________________________________________________________________
       The   following  table  sets  forth  information   as   of
December 31, 1995, with respect to the beneficial ownership of the Company's $0.0001 par value common stock by (a) each person known by the Company to be beneficial owner of 5% or more of the Company's outstanding Common stock, (b) the directors of the Company, and (c) the directors and officers of the Company as a group:

           Name and Address       Nature of Beneficial       Percent
         of Beneficial Owner          Ownership              of Class
  _____________________________   ____________________       ________
     Richard Simms                 148,996,821(1)             38.06
     20 Dutch Creek Drive
     Littleton, CO 80123

     Ray E. Dillon III             104,793,403(2)              32.0
     1 Compound Drive
     Hutchinson, KS 67502

     All directors and executive      253,790,224               64.83
     officers as a group

(1) Includes warrants to purchase 64,000,000 shares. See Item 11 - Certain Relationships and Related Transactions. Includes shares owned by the Simms Family Partnership, controlled by Mr. Simms.
(2) Includes 30,506,959 shares owned by other members of the Dillon family.
(3) There are no additional officers or directors who own shares of the Company's common stock, but the Company has agreed to sell and grant certain employees shares of common stock.


Item 12.  Certain Relationships and Related Transactions
_________________________________________________________
      No director and executive officer of the Company, nominee for election as a director, security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's voting securities, or any member of the immediate family of any such persons, has had any transaction or series of similar transactions, during the Company's last two fiscal years, or had any currently proposed transaction, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 or in which any of such persons had or will have any direct or indirect material interest, except as follows:

      The Company refinanced certain existing indebtedness to two individuals (father and son), considered collectively in the note (the "Dillon note"), in October 1991. One of the two individuals is now Chairman of the Board of Directors and owns and controls 104,793,403 shares of the Company's common stock. The principal amount of the note is $737,000, with interest at 10%, and was originally due on or before October 1, 1996. Additionally, the Company owed $182,441 in accrued interest from the prior indebtedness. The note and this accrued interest are secured by inventory; trade receivables; the right to the name, "Data National Corporation," and related trademarks, licensing agreements, patents, and similar rights; bank accounts; and the stock of DNI and all of its subsidiary corporations.

      In conjunction with the refinancing, the two individuals also received warrants to purchase 64,000,000 shares of the common stock of Data National Corporation. The warrants are exercisable on or before September 30, 1996, at a purchase price of $.0005 per share.

      The two individuals have entered into an agreement with the
(then) president (now chief financial officer) whereby, in consideration for him becoming president, they sold to him certain shares of stock, agreed to pay him 10% of any principal paid to them (i.e., the $737,000 referred to above), agreed to pay him 50% of interest payments collected by them, and assigned the warrants to purchase 64,000,000 shares of common stock to him. There have not been any (original) principal repayments to date. Interest expense amounted to $86,860, and $91,358, in 1995 and 1994, respectively.

      On January 10, 1996, the Dillon note was extended to mature on October 1, 1997.

      The Company has agreed to sell and grant restricted common stock to the new President and CEO and the new Vice President and COO (management team). The Company has agreed to sell approximately 150,000,000 shares of stock of the Company to the new management team at a price of $.0006 per share. The Company will grant approximately 50,000,000 shares of common stock to the new management team. It is anticipated the sale and grant of shares will take place before January 31, 1996.

                           SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DATA NATIONAL CORPORATION
                              Registrant


Date:  January 12, 1996            By:/s/ Richard Simms
                                   Richard Simms, Chief Financial
                                   Officer, Treasurer and Director




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




Date:  January 12, 1996            By:/s/ Richard Simms
                                   Richard Simms, Chief Financial
                                   Officer, Director and Treasurer


Date:  January 12,1996             By:/s/ Ray E. Dillon
                                   Ray E. Dillon III, Chairman of the
                                   Board and Director



Date:  January 12, 1996            By:/s/ Donald Warriner
                                   Donald Warriner, Chief Executive
                                   Officer and Director





[ARTICLE] 5

[PERIOD-TYPE]                   12-MOS
[FISCAL-YEAR-END]                          SEP-30-1995
[PERIOD-END]                               SEP-30-1995
[CASH]                                          91,359
[SECURITIES]                                         0
[RECEIVABLES]                                  250,009
[ALLOWANCES]                                     5,077
[INVENTORY]                                     47,692
[CURRENT-ASSETS]                               394,605
[PP&E]                                         431,141
[DEPRECIATION]                                 319,137
[TOTAL-ASSETS]                                 516,305
[CURRENT-LIABILITIES]                          221,258
[BONDS]                                              0
[COMMON]                                   327,478,340
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                   516,305
[SALES]                                      2,369,096
[TOTAL-REVENUES]                             2,369,096
[CGS]                                        1,256,193
[TOTAL-COSTS]                                2,198,291
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                            (83,318)
[INCOME-PRETAX]                                 87,487
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                    87,487
[EPS-PRIMARY]                                        0
[EPS-DILUTED]                                        0