Form 10-Q
period 1995-12-31
DATA NATIONAL CORP
filed 1996-02-20
CIK 760462

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                          FORM 10-QSB



          [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended December 31, 1995


          [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15 (d)  OF
                        THE EXCHANGE ACT




      For the transition period from          to


               Commission file number  0-14204


                   DATA NATIONAL CORPORATION
_________________________________________________________________
(Exact name of small business issuer as specified in its charter)




           Colorado                                  84-0958983
_________________________________            _________________________________
(State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)



   11465 West I-70 Frontage Road North, Wheat Ridge, CO 80033
   __________________________________________________________
            (Address of principal executive offices)



                         (303) 431-1933
                  ___________________________
                  (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No

The number of shares outstanding of the issuers Common Stock, .0001 par value as of December 31, 1994 was 327,478,340 shares.

Transition Small Business disclosure format.  Yes       No   X

INDEX
                                                          Page
Part I
Item 1: Finacial Statments

         Consolidated Balance Sheets                          2
         Consolidated Income Statements (Unaudited)           3
         Consolidated Income Statements (Unaudited)           4
         Note to Consolidated Financial Statements            5

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

         Liquidity and Capital Resources                      6
         Results of Operations                                6

Part II
Item 1:  Legal Proceedings                                    7
Item 2:  Changes in Securities                                7
Item 3:  Defaults Upon Senior Securities                      7
Item 4:  Submission of Matters to a Vote of Security Holders  7
Item 5:  Other Information                                    7
Item 6:  Exhibits and Reports on Form 8-K                     7

         Signatures                                           8

ITEM 1.  FINANCIAL STATEMENTS

                        DATA NATIONAL CORPORATION
                       CONSOLIDATED BALANCE SHEETS

                                 (Unaudited)    (Unaudited)     (Audited)
                                 December 31,   December 31,   September 30,
                                    1995            1994            1995
                                 ____________   ____________   _____________
Assets
Current Assets:
 Cash and equivalents                $ 37,585      $122,799        $ 91,359
 Receivables:
  Trade, less allowances for bad      404,851       262,536         244,932
  debts of $5,077 in 1994 and
  1993, respectively
  Other                                 7,183        17,231           5,989
Inventory, at cost                     61,725        63,489          47,692
Prepaid expenses                        4,513         9,589           4,633
                                      _______       _______         _______
   Total current assets               515,857       475,644         394,605

Property and equipment, at cost       475,352       386,873         431,141
Less: Accumulated depreciation       (328,512)     (293,230)       (319,137)
                                     _________     _________
                                      146,840        93,643         112,004
                                     _________     _________

Other assets                            6,030         3,892           2,888
                                     ________       _______        ________

                                     $668,727       573,179        $516,305
                                     ________       _______        ________
                                     ________       _______        ________

Liabilities and Stockholders' Deficit

Current Liabilities:
 Deferred revenue                    $141,579       $120,486       $132,478
 Accounts payable                      67,537         56,496         61,778
 Accrued expenses                      27,070         95,631         20,070
 Current portion - capital leases       8,483          7,069          6,932
                                      _______        _______        _______
   Total current liabilities          244,669        279,682        221,258
Note payable - related party          869,072        867,789        869,072
Capital leases, net of                 31,000          8,207         10,526
current portion

Stockholders' Deficit:
 Common stock $.0001 par value,
 authorized 800,000,000 shares;
 327,478,340 shares issued and
 outstanding                           32,747         32,747         32,747
 Accumulated deficit                ( 508,761)      (615,246)      (607,525)
                                     _________      _________      _________
                                     $668,727       $573,179       $478,149
                                     _________      _________      _________
                                     _________      _________      _________

              See Note to Consolidated Financial Statements

                   DATA NATIONAL CORPORATION
           CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                                   Three Months Ended
                                              ___________________________
                                              December 31,   December 31,
                                                  1995           1994
                                              ____________   ____________
Net sales                               $   731,130             730,073
Cost of sales                               341,946             342,917
                                        ___________         ___________
      Gross profit                          389,184             387,156


Selling and marketing expense               103,379              96,861
General and administrative expense          166,488             184,178
                                        ___________          __________
      Operating income                      119,317             106,117


Other income (expense):
 Interest and other income                    2,197               3,047
 Interest expense, primarily related party  (22,750)            (29,398)
                                        ____________         ___________
      Net income                        $    98,764          $   79,766


Net income per share                           -                    -


Weighted average shares outstanding     327,478,340          327,478,340
                                        ___________          ___________
                                        ___________          ___________




















         See Note to Consolidated Financial Statements

                   DATA NATIONAL CORPORATION
           CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                                     Three Months Ended
                                                 ___________________________
                                                 December 31,   December 31,
                                                     1995           1994
                                                 ____________   ____________
Cash flow from (used in) operating activities
 Net income                                       $   98,764     $   79,766
 Adjustments to reconcile net income to
    cash flow from operating activities:
      Depreciation                                     9,375          6,374
      Changes in assets and liabilities:
        (Increase) decrease in receivables          (159,919)       (19,412)
        (Increase) decrease in inventory             (14,033)       (21,921)
        (Increase) decrease in prepaid
           expenses                                      120         (1,746)
        (Increase) decrease in other assets            1,189         (1,004)
        Increase (decrease) in accounts
           payable                                     5,759         (7,979)
        Increase (decrease) in accrued
           expenses                                    7,000         34,664
        Increase (decrease) in deferred
           revenue                                     9,101         (7,491)
                                                    _________       ________
        Total adjustments                           (141,408)       (18,515)
                                                    _________       ________
        Cash flow from (used in )
           operating activities                      (42,644)        61,251

Cash flow (used in) investing activities:
 Purchases of property and equipment                 (44,211)       (18,767)

Cash flow from (used in) financing activities:
 Borrowings - related party                            1,283            -
 Repayment of related party note                                       (419)
 Borrowing under (repayment of) capital
    leases                                            31,798         (3,511)
                                                    _________       ________
 Cash flow from (used in) financing activities        33,081         (3,930)

 Increase (decrease) in cash and equivalents         (53,774)        38,554

 Cash and equivalents, beginning of period            91,359         84,245
                                                  ___________    ___________
 Cash and equivalents, end of period              $   37,585     $  122,799
                                                  ___________    ___________
                                                  ___________    ___________

         See Note to Consolidated Financial Statements

                   DATA NATIONAL CORPORATION
           NOTE TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - MANAGEMENT'S STATEMENT

     In the opinion of management, the accompanying financial statements contain all adjustments (which consist only of normal, recurring adjustments) necessary to fairly present the Company's financial position, results of operations, and cash flows. The operating results presented are not necessarily indicative of the operating results for the years ending September 30, 1996 and 1995.

     Reference should be made to the notes to the consolidated financial statements included in Form 10-KSB for the year ended September 30, 1995, for additional information.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
_______________________________
      December 31, 1995 as Compared to September 30, 1994
      ___________________________________________________
     Because the Company's business is somewhat seasonal, the balance sheet at December 31, 1994 is also presented for additional analysis.

     The Company's working capital increased from $173,347 at September 30, 1995 to $261,188 at December 31, 1995, primarily because of income from operations of $98,764. $44,211 was used to acquire additional equipment. The Company was not obligated for additional capital expenditures at December 31, 1995, but will continue to upgrade its systems given the nature of its business.

     The Company remains dependent upon the Dillon note for financing, and almost certainly would cease operations if the note were deemed in default and called or not renewed.

     The Company believes that favorable operating results will continue and provide adequate liquidity for the near-term future.

Results of Operations
_____________________
     For the quarter ended December 31, 1994, the nature of the Company's operations was unchanged and focused on providing marketing services to service stations and similar entities, nationally. The Company remains dependent upon two major customers which account for over 50% of net sales.

Marketing expenses increased by $6,581 primarily due to increased marketing expenditures in other business sectors. General and administrative expenses decreased by $17,690 due to reductions in executive salaries and other expense reductions.

     Interest expense is substantially all related to the Dillon note, and is expected to remain a significant cost in the near future. Interest expense decreased due to a reduction of principal on existing leases. Interest expense will increase in the future as additional equipment is being financed through lease agreements.

                   DATA NATIONAL CORPORATION

                          FORM 10-QSB

                       December 31, 1995

                       OTHER INFORMATION

PART II

ITEM 1.   Legal Proceedings.

     The Company knows of no material pending legal proceedings to which the Company is a party or to which any of its assets are subject.

ITEM 2.   Changes in Securities.  None

ITEM 3.   Defaults Upon Senior Securities.  None

ITEM 4.   Submission of Matters to a Vote of Security Holders. None

ITEM 5.   Other Information.  None

ITEM 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits - None.
          (b)  Reports on Form 8-K - None.

                           SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(REGISTRANT)                         DATA NATIONAL CORPORATION
BY (SIGNATURE)                       /s/ Richard Simms, Vice
(DATE)                               February 16,1996
(NAME AND TITLE)                     Richard Simms, Vice President

[ARTICLE] 5

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          SEP-30-1996
[PERIOD-END]                               DEC-31-1995
[CASH]                                          37,585
[SECURITIES]                                         0
[RECEIVABLES]                                  399,774
[ALLOWANCES]                                     5,077
[INVENTORY]                                     61,725
[CURRENT-ASSETS]                               515,857
[PP&E]                                         475,352
[DEPRECIATION]                                 328,512
[TOTAL-ASSETS]                                 668,727
[CURRENT-LIABILITIES]                          244,669
[BONDS]                                              0
[COMMON]                                   327,478,340
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                   668,727
[SALES]                                        731,130
[TOTAL-REVENUES]                               731,130
[CGS]                                          341,946
[TOTAL-COSTS]                                  611,813
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                               2,197
[INCOME-PRETAX]                                 98,764
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                    98,764
[EPS-PRIMARY]                                        0
[EPS-DILUTED]                                        0