Form 10-Q/A
period 1994-12-31
DATA NATIONAL CORP
filed 1996-05-09
CIK 760462

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                          FORM 10-QSB



          [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended December 31, 1994
                                       -----------------

          [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15 (d)  OF
                        THE EXCHANGE ACT




      For the transition period from          to
                                    ----------   ---------

               Commission file number  0-14204
                                       -------


                   DATA NATIONAL CORPORATION
                   -------------------------
(Exact name of small business issuer as specified in its charter)




           Colorado                                  84-0958983
- ----------------------------                 ------------------------
(State or other jurisdiction               (IRS Employer Identification No.)
of incorporation or organization)



   11465 West I-70 Frontage Road North, Wheat Ridge, CO 80033
   ----------------------------------------------------------
            (Address of principal executive offices)



                         (303) 431-1933
                  ---------------------------
                  (Issuer's telephone number)



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

Transition Small Business disclosure format.  Yes       No   X

                            INDEX
                                                    Page No.

ITEM 1.   Financial Statements                         2-4
          Management's Statement                        5

ITEM 2.   Managements discussion and analysis
of financial condition and results of operations        6

FINANCIAL DATA SCHEDULE














ITEM 1.  FINANCIAL STATEMENTS
         --------------------
                        DATA NATIONAL CORPORATION
                       CONSOLIDATED BALANCE SHEETS

                                 (Unaudited)    (Unaudited)     (Audited)
                                 December 31,   December 31,   September 30,
                                    1994           1993           1994
                                 -----------    -----------    ------------
Assets
- ------
Current Assets:
 Cash and equivalents             $122,799       $209,125      $ 84,245
 Receivables:
  Trade, less allowances for bad   262,536        305,731       245,221
  debts of $5,077 in 1994 and
  1993, respectively
  Other                             17,231         14,505        15,134
Inventory, at cost                  63,489         43,326        41,568
Prepaid expenses                     9,589          2,861         7,843
                                   -------        -------       -------
   Total current assets            475,644        575,548       394,011

Property and equipment, at cost    386,873        332,871       368,106
Less: Accumulated depreciation    (293,230)      (262,548)     (286,856)
                                   -------        -------       -------
                                    93,643         70,323        81,250
                                    ------         ------        ------

Other assets                         3,892            150         2,888
                                     -----         ------        ------

                                  $573,179      $646,021     $478,149
                                  ========      ========     ========




Liabilities and Stockholders' Deficit
- -------------------------------------
Current Liabilities:
 Deferred revenue                 $120,486     $165,653      $127,977
 Accounts payable                   56,496       87,691        64,475
 Accrued expenses                   95,631       59,682        60,967
 Current portion - capital leases    7,069       10,899         8,261
                                    ------      -------       -------
   Total current liabilities       279,682      323,925       261,680
                                   -------      -------       -------
Note payable - related party       867,789      922,595       868,208
Capital leases, net of               8,207       13,545        10,526
current portion

Stockholders' Deficit:
 Common stock $.0001 par value,
 authorized 800,000,000 shares;
 327,478,340 shares issued and
 outstanding                        32,747       32,747        32,747
Accumulated deficit               (615,246)    (646,791)     (695,012)
                                   -------      -------       -------
                                 $573,179       $646,021     $478,149
                                  =======        =======      =======

              See Note to Consolidated Financial Statements

         --------------------------------
                   DATA NATIONAL CORPORATION
           CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                              Three Months Ended
                                        ------------------------------
                                        December 31,        December31,
                                            1994               1993
                                        ------------        -----------
Net sales                                  $730,073          $868,872
Cost of sales                               342,917           416,001
                                            -------           -------
      Gross profit                          387,156           452,871


Selling and marketing expense                96,861           119,615
General and administrative expense          184,178           152,587
                                            -------           -------
      Operating income                      106,117           180,669


Other income (expense):
 Interest and other income                    3,047                 39
 Interest expense, primarily related party  (29,398)           (22,451)
                                            --------           --------
                                            (26,351)           (22,412)
                                            --------           --------
      Net income                           $ 79,766           $158,257
                                            =======            =======

Net income per share                            -                 -


Weighted average shares outstanding     327,478,340        327,478,340
                                        ===========        ===========












         See Note to Consolidated Financial Statements

         --------------------------------
                   DATA NATIONAL CORPORATION
             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Three Months Ended

                                        ------------------------------
                                           December 31,     December31,
                                               1994             1993
                                           ------------     ----------
Cash flow from (used in) operating activities
 Net income                                   $79,766         $158,257
 Adjustments to reconcile net income to
    cash flow from operating activities:
      Depreciation                              6,374            8,624
      Changes in assets and liabilities:
        (Increase) decrease in receivables
                                              (19,412)        (191,315)
        (Increase) decrease in inventory
                                              (21,921)           2,461
        (Increase) decrease in prepaid
           expenses                            (1,746)            (276)
        (Increase) decrease in other assets
                                               (1,004)              -
        Increase (decrease) in accounts
           payable                             (7,979)          30,854
        Increase (decrease) in accrued
           expenses                            34,664          (40,284)
        Increase (decrease) in deferred
           revenue                             (7,491)          44,277
                                                -----           ------
        Total adjustments                     (18,515)        (145,659)
                                               ------          -------
        Cash flow from (used in )
           operating activities                61,251           12,598

Cash flow (used in) investing activities:
 Purchases of property and equipment          (18,767)         (18,760)

Cash flow from (used in) financing activities:
 Borrowings - related party                      -               5,169
 Repayment of related party note                 (419)             -
 Borrowing under (repayment of) capital
    leases                                     (3,511)           9,863
                                                -----            -----
 Cash flow from (used in) financing activities
                                               (3,930)          15,032

 Increase (decrease) in cash and equivalents   38,554            8,870

 Cash and equivalents, beginning of period     84,245          200,255
                                               ------          -------
 Cash and equivalents, end of period         $122,799         $209,125
                                             ========         ========
 Supplemental information:
    Income taxes paid
    Interest paid                             $29,398          $22,451
                                              =======          =======

         See Note to Consolidated Financial Statements

        -------------------------------
                   DATA NATIONAL CORPORATION
           NOTE TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - MANAGEMENT'S STATEMENT
- -------------------------------
     In the opinion of management, the accompanying financial statements contain all adjustments (which consist only of normal, recurring adjustments) necessary to fairly present the Company's financial position, results of operations, and cash flows. The operating results presented are not necessarily indicative of the operating results for the years ending September 30, 1995 and 1994.

     Reference should be made to the notes to the consolidated financial statements included in Form 10-KSB for the year ended September 30, 1994, for additional information.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

Liquidity and Capital Resources
- -------------------------------
      December 31, 1994 as Compared to September 30, 1994
      ---------------------------------------------------
     Because the Company's business is somewhat seasonal, the balance sheet at December 31, 1993 is also presented for additional analysis.

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

Results of Operations
- ---------------------
     For the quarter ended December 31, 1994, the nature of the Company's operations was unchanged and focused on providing marketing services to service stations and similar entities, nationally.The Company remains dependent upon two major customers which account for over 50% of net sales. Service income from several non-major clients decreased. For the quarter ended December 31, 1993 $22,275 in "New Resident" services were billed whereas none were billed for the quarter ended December 31, 1994.
"Auto Pm" billings also decreased from $27,644 to $7,302. Cost of sales decreased less than one percent as a percentage of sales. Marketing expenses decreased by $22,754, or 19%, primarily because the cost of attending trade shows of two major customers, which occur biannually, were not incurred in the quarter ended December 31, 1994. General and administrative expenses increased by $31,591. Administrative salaries were increased because of raises for existing employees and employment of additional clerical staff. Legal expense increased as a result of litigation as more fully described in Form 10-KSB, and audit fees were incurred in the current year but not in the quarter ended December 31, 1993.

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

     FINANCIAL DATA SCHEDULE

                           SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



(Registrant)      DATA NATIONAL CORPORATION
BY (Signature)    /s/ Richard S. Simms
(Date)            1/11/96
(Name and Title)  Richard S. Simms, Vice President











(12-31-94.10q)