Form 10-Q
period 1996-03-31
DATA NATIONAL CORP
filed 1996-05-21
CIK 760462

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                          FORM 10-QSB



          [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1996


          [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15 (d)  OF
                        THE EXCHANGE ACT




      For the transition period from          to


               Commission file number  0-14204
                                      ---------

                   DATA NATIONAL CORPORATION
- -----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)




           Colorado                                  84-0958983
- ---------------------------------            ---------------------------------
(State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)



   11415 West I-70 Frontage Road North, Wheat Ridge, CO 80033
   ----------------------------------------------------------
            (Address of principal executive offices)



                         (303) 431-1933
                  ---------------------------
                  (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No____

The number of shares outstanding of the issuers Common Stock, .0001 par value as of March 31, 1996 was 327,478,340 shares.

Transition Small Business disclosure format.  Yes_____ No   X

                          INDEX
                          -----
PART I
- ------
                                                          PAGE #
ITEM 1.  FINANCIAL STATEMENTS
           Consolidated Balance Sheets                       2
           Consolidated Income Statements (Unaudited)        3
           Consolidated Statements of Cash Flows             4
           Management's Statement                            5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS       6

PART II
- -------
         ITEMS LIST                                          7
         SIGNATURES                                          8
         FINANCIAL DATA SCHEDULE                             9

ITEM 1.  FINANCIAL STATEMENTS

                        DATA NATIONAL CORPORATION
                       CONSOLIDATED BALANCE SHEETS

                                     (Unaudited)       (Unaudited)
                                       March 31,         March 31,
                                         1996              1995
                                      ----------        ----------
Assets
Current Assets:
 Cash and equivalents                   $ 30,341          $107,674
 Receivables:
  Trade, less allowances for bad         270,570           229,655
  debts of $5,077 in 1995 and
  1996, respectively
  Other                                    2,662             4,731
Inventory, at cost                        69,660            63,853
Prepaid expenses                          28,767            12,109
   Total current assets                  402,000           418,022

Property and equipment, at cost          579,923           385,607
Less: Accumulated depreciation          (339,887)         (319,105)

                                         240,036            66,502


Other assets                               8,086             3,892


                                        $650,122          $488,416

Liabilities and Stockholders' Deficit
Current Liabilities:
 Deferred revenue                       $133,207          $120,486
 Accounts payable                         83,631            28,101
 Accrued expenses                         27,848            89,198
 Current portion - capital leases         18,169             7,836
   Total current liabilities             262,854           245,621
Note payable - related party             869,072           867,789
Capital leases, net of                   101,637             3,785
current portion

Stockholders' Deficit:
 Common stock $.0001 par value,
 authorized 800,000,000 shares;
 327,478,340 shares issued and
 outstanding                              32,747            32,747
 Accumulated deficit                    (616,189)         (661,526)
                                        $650,122          $488,416









              See Note to Consolidated Financial Statements

                   DATA NATIONAL CORPORATION
           CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

<CAPTION

                                                   Six Months Ended
                                             March 31,          March 31,
                                                1996               1995
                                            -------------------------------
Net sales                                   $ 1,268,425        $1,250,000
Cost of sales                                   625,548           672,527

      Gross profit                              642,877           577,473


Selling and marketing expense                   207,633           194,183
General and administrative expense              407,227           305,084

      Operating income                           28,017            78,206


Other income (expense):
 Interest and other income                        7,569             2,022
 Interest expense, primarily related party      (44,248)          (46,742)

      Net income (loss)                        $ (8,662)         $ 33,486


Net income (loss) per share                     -                 -


Weighted average shares outstanding         327,478,340       327,478,340






















</TABLE
         See Note to Consolidated Financial Statements

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

                   DATA NATIONAL CORPORATION
           CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                                      Three Months Ended
                                                December 31,      December 31,
                                                   1996               1995
                                                ------------      ------------
Cash flow from (used in) operating activities
 Net income                                      $   (8,662)       $   33,486
 Adjustments to reconcile net income to
    cash flow from operating activities:
      Depreciation                                   20,750            32,249
      Changes in assets and liabilities:
        (Increase) decrease in receivables          (25,638)           25,969
        (Increase) decrease in inventory            (21,968)          (22,285)
        (Increase) decrease in prepaid
           expenses                                 (24,134)           (4,266)
        (Increase) decrease in other assets           4,937            (1,004)
        Increase (decrease) in accounts
           payable                                   21,853           (36,374)
        Increase (decrease) in accrued
           expenses                                   7,777            28,231
        Increase (decrease) in deferred
           revenue                                      729            (7,491)

        Total adjustments                           (15,694)           15,029

        Cash flow from (used in )
           operating activities                     (24,357)           48,515

Cash flow (used in) investing activities:
 Purchases of property and equipment               (148,782)          (17,501)

Cash flow from (used in) financing activities:
 Borrowings - related party                             -                 -
 Repayment of related party note                       (419)
 Borrowing under (repayment of) capital
    leases                                          112,121            (7,166)

 Cash flow from (used in) financing activities      112,121            (7,585)

 Increase (decrease) in cash and equivalents        (61,018)           23,429

 Cash and equivalents, beginning of period           91,359            84,245

 Cash and equivalents, end of period             $   30,341        $  107,674



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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
- -----------------------------------------------------------

Liquidity and Capital Resources
- -------------------------------
        March 31, 1996 as Compared to September 30, 1995
        ------------------------------------------------
     The Company's working capital decreased from $173,347 at September 30, 1995 to $139,146 at March 31, 1996, primarily because of a cash deficit from operations of $8,662, and an increase in prepaid expenses. $148,782 was used to acquire additional equipment, and $112,121 was received to finance the equipment acquisitions through leases. The Company was not obligated for additional capital expenditures at March 31, 1996, but will continue to upgrade its systems given the nature of its business.

     The Company remains dependent upon the Dillon note for financing, and almost certainly would cease operations if the note were deemed in default and called or not renewed.

     The Company believes that favorable operating results will continue and provide adequate liquidity for the near-term future.

Results of Operations
- ---------------------
     For the quarter ended March 31, 1996 the nature of the Company's operations primarily focused on providing marketing services to service stations and similar entities, nationally. The Company remains dependent upon two major customers which account for over 50% of net sales. The Company did commence services to other industries, specifically the mortgage loan industry and automotive dealers.

     Sales increased by $18,425 or 1.5%. Cost of sales decreased by $46,979 or 7% due to operational efficiencies. Marketing expenses increased by $13,450 due to additional marketing and sales efforts, including the hiring of additional personnel. General and administrative expenses increased by $102,143, primarily due to increases in the information technology department and development of the Company's "in house" software.

     Interest expense is substantially all related to the Dillon note, and is expected to remain a significant cost in the near future.

                   DATA NATIONAL CORPORATION

                          FORM 10-QSB

                         March 31, 1996

PART II
- -------
     ITEMS 1 - 6.  Not Applicable
     EX-27         Financial Data Schedule

                           SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant)           DATA NATIONAL CORPORATION
BY (Signature)         /s/ Richard S. Simms
(Date)                 May 20, 1996
(Name and Title)       Richard S. Simms, Vice President