Form 10-Q/A
period 1996-03-31
DATA NATIONAL CORP
filed 1996-08-14
CIK 760462

                    SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                               FORM 10-QSB/A

                              Amendment No. 1


          [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1996


          [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15 (d)  OF
                             THE EXCHANGE ACT




For the transition period from _______ to _______


                   Commission file number  0-14204


                      DATA NATIONAL CORPORATION
   _________________________________________________________________
   (Exact name of small business issuer as specified in its charter)




           Colorado                                  84-0958983
 ____________________________                 _______________________________
 (State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)



        11415 West I-70 Frontage Road North, Wheat Ridge, CO 80033
        __________________________________________________________
                  (Address of principal executive offices)



                             (303) 431-1933
                      _________________________
                     (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No _____

The number of shares outstanding of the issuers Common Stock, .0001 par value as of March 31, 1995 was 327,478,340 shares.

Transitional Small Business disclosure format.  Yes _____ No   X

                           INDEX

                                                                Page
PART I
Item 1.  Financial Statements
               Consolidated Balance Sheets                        2
               Consolidated Income Statements (Unaudited)         3,4
               Consolidated Statements of Cash Flows              5
               Management's Statement                             6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operation                     7

PART II
Item 1.  Legal Proceedings                                        8
Item 2.  Change in Securities                                     8
Item 3.  Defaults Upon Senior Securities                          8
Item 4.  Submission of Matters to a Vote of Security Holders      8
Item 5.  Other Matters                                            8
Item 6.  Exhibits and Reports on Form 8-K                        8

         Signatures                                               9
         Financial Data Schedule                                  10

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                             DATA NATIONAL CORPORATION
                            CONSOLIDATED BALANCE SHEETS

                                            (Unaudited)      (Audited)
                                             March 31,     September 30,
                                              1996              1995
                                            __________       __________

Assets
Current Assets:
 Cash and equivalents                          $ 30,342       $ 91,359
 Receivables:
  Trade, less allowances for bad                270,286        244,932
  debts of $5,077 in 1996 and
  1995, respectively
  Other                                           2,941          5,989
Inventory, at cost                               69,660         47,692
Prepaid expenses                                 28,771          4,633
                                                _______        _______
   Total current assets                         402,000        394,605

Property and equipment, at cost                 613,574        431,141
Less: Accumulated depreciation                 (339,887)      (319,137)
                                                _______        _______
                                                295,439        112,004
                                                _______        _______

Other assets                                      8,086          9,696
                                                _______        _______

                                               $683,773       $516,305
                                               ========       ========
Liabilities and Stockholders' Deficit
- -------------------------------------
Current Liabilities:
 Deferred revenue                              $133,210       $132,478
 Accounts payable                                83,631         61,778
 Accrued expenses                                27,844         20,070
 Current portion - capital leases                35,940          6,932
                                                _______        _______
   Total current liabilities                    280,625        221,258
                                                _______        _______
Note payable - related party                    869,072        869,072
Capital leases, net of
current portion                                  83,866            753

Stockholders' Deficit:
 Common stock $.0001 par value,
 authorized 800,000,000 shares;
 327,478,340 shares issued and
 outstanding                                     32,747         32,747
 Accumulated deficit                           (582,537)      (607,525)
                                               ________       ________
                                               $683,773       $516,305
                                               ========       ========







              See Note to Consolidated Financial Statements

         --------------------------------

                        DATA NATIONAL CORPORATION
                 CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                               Six Months Ended
                                           _________________________
                                           March 31,       March 31,
                                             1996            1995
                                           _________       _________
Net sales                                $ 1,335,208     $ 1,250,000
Cost of sales                                692,332         672,527
                                         ___________     ___________
               Gross profit                  642,876         577,473


Selling and marketing expense                207,630         194,183
General and administrative expense           373,581         305,084
                                         ___________     ___________
               Operating income               61,665          78,206


Other income (expense):
     Interest and other income                 9,318           2,022
     Interest expense, primarily
       related party                         (45,994)        (46,742)
                                         ___________     ___________
                                             (36,676)        (44,720)
                                         ___________     ___________
               Net income                $    24,989     $    33,486
                                         ===========     ===========

Net income per share                           -              -


Weighted average shares outstanding      327,478,340     327,478,340
                                         ===========     ===========






















           See Note to Consolidated Financial Statements

         --------------------------------

                     DATA NATIONAL CORPORATION
             CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                                 Three Months Ended
                                              ________________________
                                              March 31,       March 31,
                                                1996            1995
                                              _________       _________
Net sales                                   $   604,058     $   519,927
Cost of sales                                   350,386         329,610
                                            ___________     ___________
               Gross profit                     253,672         190,317


Selling and marketing expense                   104,251          97,322
General and administrative expense              207,093         120,906
                                            ___________      __________
               Operating income (loss)          (57,672)        (27,911)


Other income (expense):
     Interest and other income                    7,121          (1,025)
     Interest expense, primarily related
       party                                    (23,244)        (17,344)
                                            ___________      __________
                                                (16,123)        (18,369)
                                            ___________      __________
               Net income (loss)            $   (73,795)     $  (46,280)
                                            ===========      ==========

Net income (loss) per share                       -               -


Weighted average shares outstanding         327,478,340     327,478,340
                                            ===========     ===========






















             See Note to Consolidated Financial Statements

         --------------------------------

                        DATA NATIONAL CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Six Months Ended
                                                   _________________________
                                                   March 31,       March 31,
                                                    1996             1995
                                                   _________       _________
Cash flow from (used in) operating activities
     Net income                                    $   24,989     $   33,486
     Adjustments to reconcile net income to
       cash flow from operating activities:
            Depreciation                               20,750         32,249
            Changes in assets and liabilities:
              (Increase) decrease in receivables      (25,354)        25,969
              (Increase) decrease in inventory        (21,968)       (22,285)
              (Increase) decrease in prepaid
                 expenses                             (24,138)        (4,266)
              (Increase) decrease in other assets       4,658         (1,004)
              Increase (decrease) in accounts
                 payable                               21,853        (36,374)
              Increase (decrease) in accrued
                 expenses                               7,774         28,231
              Increase (decrease) in deferred
                 revenue                                  731         (7,491)
                                                      _______         _______
              Total adjustments                       (15,694)        15,029
                                                      _______         _______
              Cash flow from (used in)
                 operating activities                   9,295         48,515

Cash flow (used in) investing activities:
     Purchases of property and equipment             (182,433)       (17,501)

Cash flow from (used in) financing activities:
     Borrowings - related party                           -              -
     Repayment of related party note                      -             (419)
     Borrowing under (repayment of) capital
          leases                                      112,121         (7,166)
                                                      _______         _______
     Cash flow from (used in) financing activities    112,121         (7,585)

     Increase (decrease) in cash and equivalents      (61,017)        23,429

     Cash and equivalents, beginning of period         91,359         84,245
                                                   __________     __________
     Cash and equivalents, end of period           $   30,342     $  107,674
                                                   ==========     ==========
     Supplemental information:
          Income taxes paid                              -              -
          Interest paid                            $   45,994     $   46,742
                                                   ==========     ==========


             See Note to Consolidated Financial Statements

        --------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------------------------

Liquidity and Capital Resources
- -------------------------------

            March 31, 1996 as Compared to September 30, 1995
            ------------------------------------------------
     The Company's working capital decreased from $173,347 at September 30, 1995 to $121,375 at March 31, 1996, primarily because of purchases of equipment and increases in receivables, inventory, and prepaid expenses. The Company was not obligated for additional capital expenditures at March 31, 1996, but is planning to upgrade its production systems and computers used for database management.

     The Company remains dependent upon the Dillon note for financing, and almost certainly would cease operations if the note were deemed in default and called or not renewed. The note was extended and now matures on September 30, 1997.

     The Company believes that favorable operating results will continue and the combination of cash flow from operations and acquiring equipment through leasing will provide liquidity for the near-term future.

Results of Operations
- ---------------------

     For the quarter ended March 31, 1996 the Company initiated database marketing services to the financial services industry and to retail auto dealerships. The Company continues to provide database marketing services to automotive repair facilities. The new business is a result of the Company's efforts to diversify its customer base and provide integrated database marketing services. The new business generated approximately $110,000 of additional revenue during the quarter ended March 31, 1996. The Company continues to remain dependent upon two major customers in the automotive repair business which account for over 50% of net sales.

     For the six month period ended March 31, 1996, revenues increased $85,158 or 6.8%. The increase is attributable to the introduction of new services to the mortgage industry and auto dealerships.

     Cost of sales for the quarter ended March 31, 1996 decreased from 63.3% of sales to 58% of sales, primarily due to operating efficiencies. For the six months ended March 31, 1996 cost of sales was 51.9% as a percentage of sales compared to 53.8% for the six months ended March 31, 1995. Selling and marketing expense increased $6,929 from $97,322 for the quarter ended March 31, 1995 to $104,251 for the quarter ended March 31, 1996. For the six months ended March 31, 1996 selling and marketing expense increased $13,447 from the comparable period in the prior year. The major reason for the increase is additional staff and expenses associated with new products and diversification.

     General and administrative (G&A) expenses increased from $120,906 for the quarter ended March 31, 1995 to $207,093 for the quarter ended March 31, 1996. For the six month period ended March 31, 1996, G&A expenses increased by $68,497 over the six month period ended March 31, 1995. The Company is replacing the computer system used for production and for maintenance of the database. Accordingly, costs associated with the information technology department account for the increase in G&A costs. In addition to the costs reported as G&A expense, the Company has expended $33,650 in consulting, which has been capitalized and reported as property and equipment. The consultant has been advising the Company on the new computer system and will assist the Company in the transition to the new system. These costs will be amortized over four years, the estimated useful life of the asset, beginning on the date the new system is placed in service and the old system is removed.

     Interest expense is substantially all related to the Dillon note, and is expected to remain a significant cost in the near future.

                      DATA NATIONAL CORPORATION

                            FORM 10-QSB/A

                            March 31, 1996

PART II
- -------
     ITEM 1.     Legal Proceedings.

          None.

     Item 2.     Changes in Securities.

          None.

     Item 3.     Defaults Upon Senior Securities.

          None.

     Item 4.     Submission of Matters to a Vote of Security Holders.

          None.

     Item 5.     Other Information.

          None.

     Item 6.     Exhibits and Reports on Form 8-K

          None.

     EX-27       Financial Data Schedule

                               SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant)                DATA NATIONAL CORPORATION
BY (Signature)              /s/ Richard S. Simms
(Date)                      August 13, 1996
(Name and Title)            Richard S. Simms










(3-31-95.10q)