Form 10-Q
period 1996-06-30
DATA NATIONAL CORP
filed 1996-08-14
CIK 760462

                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                              FORM 10-QSB



          [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended June 30, 1996


          [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15 (d)  OF
                              THE EXCHANGE ACT




             For the transition period from _______ to _______


                      Commission file number  0-14204


                        DATA NATIONAL CORPORATION
       _______________________________________________________________
      (Exact name of small business issuer as specified in its charter)




           Colorado                                  84-0958983
 ___________________________                  _______________________________
(State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)



        11415 West I-70 Frontage Road North, Wheat Ridge, CO 80033
        __________________________________________________________
                   (Address of principal executive offices)



                               (303) 431-1933
                         _________________________
                        (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No ______

The number of shares outstanding of the issuers Common Stock, .0001 par value as of June 30, 1996 was 535,478,340 shares.

Transitional Small Business disclosure format.  Yes ______ No   X

INDEX

                                                                Page
PART I
Item 1.  Financial Statements
               Consolidated Balance Sheets                        2
               Consolidated Income Statements (Unaudited)         3,4
               Consolidated Statements of Cash Flows              5
               Management's Statement                             6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operation                     7,8

PART II
Item 1.  Legal Proceedings                                        9
Item 2.  Change in Securities                                     9
Item 3.  Defaults Upon Senior Securities                          9
Item 4.  Submission of Matters to a Vote of Security Holders      9
Item 5.  Other Matters                                            9
Item 6.  Exhibits and Reports on Form 8-K                         9

         Signatures                                               10
         Financial Data Schedule                                  11

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                        DATA NATIONAL CORPORATION
                       CONSOLIDATED BALANCE SHEETS

                                                  (Unaudited)     (Audited)
                                                    June 30,    September 30,
                                                      1996           1995
                                                   _________      _________
Assets
Current Assets:
 Cash and equivalents                               $    154       $ 91,359
 Receivables:
  Trade, less allowances for bad                     359,376        244,932
  debts of $5,077 in 1996 and
  1995, respectively
  Other                                                3,021          5,989
Inventory, at cost                                    82,473         47,692
Prepaid expenses                                      27,458          4,633
                                                     _______        _______
   Total current assets                              472,482        394,605

Property and equipment, at cost                      694,881        431,141
Less: Accumulated depreciation                      (352,262)      (319,137)
                                                    _________      _________
                                                     342,619        122,004
                                                    _________      _________

Other assets                                           8,450          9,696
                                                    _________      _________

                                                    $823,551       $516,305
                                                    =========      =========

Liabilities and Stockholders' Deficit
- -------------------------------------
Current Liabilities:
 Deferred revenue                                   $138,241       $132,478
 Accounts payable                                    100,274         61,778
 Accrued expenses                                     25,842         20,070
 Note payable - related party                         95,000
 Current portion - capital leases                     35,750          6,932
                                                     _______        _______
   Total current liabilities                         395,108        221,258
                                                     _______        _______
Note payable - related party                         767,672        869,072
Capital leases, net of
current portion                                      119,050            753

Stockholders' Deficit:
 Common stock $.0001 par value,
 authorized 600,000,000 shares;
 535,478,340 shares issued and
 outstanding in 1996 and 327,478,340
 issued and outstanding in 1995                       53,547         32,747
 Additional Paid in Capital                          111,798
 Accumulated deficit                                (623,624)      (607,525)
                                                    ________       ________
                                                    $823,551       $516,305
                                                    ========       ========







           See Note to Consolidated Financial Statements

         --------------------------------

                         DATA NATIONAL CORPORATION
                 CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                                     Nine Months Ended
                                                   _______________________
                                                   June 30,       June 30,
                                                     1996           1995

Net sales                                       $ 1,966,783     $ 1,848,413
Cost of sales                                     1,004,327         932,893
                                                ___________     ___________
               Gross profit                         962,456         915,520


Selling and marketing expense                       323,620         283,661
General and administrative expense                  598,052         448,562
                                                 __________      __________
               Operating income                      40,784         202,494


Other income (expense):
     Interest and other income                       14,966           4,532
     Interest expense, primarily related party      (71,849)        (69,954)
                                                  __________       _________
                                                    (56,883)        (65,422)
                                                  __________       _________
               Net income (loss)                  $ (16,099)       $117,875
                                                  ==========       =========

Net income (loss) per share                            -               -


Weighted average shares outstanding              362,145,006     327,478,340
                                                 ===========     ===========






















                See Note to Consolidated Financial Statements

         --------------------------------

                      DATA NATIONAL CORPORATION
                CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                                  Three Months Ended
                                                _______________________
                                                June 30,       June 30,
                                                  1996           1995
                                                _______        _______

Net sales                                    $   631,575     $   598,413
Cost of sales                                    311,995         260,366
                                             ___________     ___________
               Gross profit                      319,580         338,047


Selling and marketing expense                    115,990          89,478
General and administrative expense               224,471         143,478
                                             ___________      __________
               Operating income (loss)           (20,881)        105,091


Other income (expense):
     Interest and other income                     5,648           2,510
     Interest expense, primarily related
        party                                    (25,855)        (23,212)
                                              __________       _________
                                                 (20,207)        (20,702)
                                              __________       _________
               Net income (loss)              $  (41,088)      $  84,389
                                              ==========       =========

Net income (loss) per share                          -               -


Weighted average shares outstanding          431,478,340     327,478,340
                                             ===========     ===========






















                  See Note to Consolidated Financial Statements

         --------------------------------

                      DATA NATIONAL CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Nine Months Ended
                                                     _______________________
                                                     June 30,       June 30,
                                                      1996            1995
                                                     ________       ________
Cash flow from (used in) operating activities
     Net income (loss)                             $  (16,099)     $  117,875
     Adjustments to reconcile net income to
       cash flow from operating activities:
            Depreciation                               33,125          38,624
            Changes in assets and liabilities:
              (Increase) decrease in receivables     (114,444)        (22,991)
              (Increase) decrease in inventory        (34,781)        (28,189)
              (Increase) decrease in prepaid
                 expenses                             (22,825)         (5,358)
              (Increase) decrease in other assets       4,214          (3,222)
              Increase (decrease) in accounts
                 payable                               38,495         (22,689)
              Increase (decrease) in accrued
                 expenses                               5,772         (11,680)
              Increase (decrease) in deferred
                 revenue                                5,763          (3,512)
                                                      ________       _________
              Total adjustments                       (84,681)       ( 59,017)
                                                      ________       _________
              Cash flow from (used in)
                 operating activities                (100,780)         58,858

Cash flow (used in) investing activities:
     Purchases of property and equipment             (263,740)        (74,582)

Cash flow from (used in) financing activities:
     Borrowings - related party                        (6,400)            -
     Repayment of related party note                       -           (3,829)
     Issuance of stock to executives                  132,600
     Borrowing under (repayment of) capital
          leases                                      147,115          (9,258)
                                                     ________          _______
     Cash flow from (used in) financing activities    273,315         (13,087)

     Increase (decrease) in cash and equivalents      (91,205)        (28,811)

     Cash and equivalents, beginning of period         91,359          84,245
                                                     ________       _________
     Cash and equivalents, end of period             $    154       $  55,434
                                                     ========       =========
     Supplemental information:
          Income taxes paid                              -               -
          Interest paid                              $ 71,849       $  69,954
                                                     ========       =========


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ----------------------------------------------------------------

Liquidity and Capital Resources
- -------------------------------
        June 30, 1996 as Compared to September 30, 1995
        -----------------------------------------------
     The Company's working capital decreased from $173,347 at September 30, 1995 to $77,374 at June 30, 1996, primarily because of purchases of equipment and increases in receivables, inventory, and prepaid expenses. The Company was not obligated for additional capital expenditures at June 30, 1996, but will be expected to continue to upgrade its systems given the nature of its business and the current technology "refresh" project.

     The Company remains dependent upon the Dillon note for financing, and almost certainly would cease operations if the note were deemed in default and called or not renewed.

     The Company believes that favorable operating results will continue and the combination of cash flow from operations and acquiring equipment through leasing will provide liquidity for the near-term future. The Company is also discussing the acquisition of a line of credit with various financial institutions.

Results of Operations

     For the quarter ended June 30, 1996, the Company received revenues from database marketing services to a variety of new businesses, including the financial services industry and retail auto dealerships, lines of business started in the first quarter of 1996. The Company continues to provide database marketing services to automotive repair facilities. The new business is a result of the Company's efforts to diversify its customer base and provide integrated database marketing services. The new business generated approximately $85,000 of additional revenue during the three months ended June 30, 1996. The Company continues to remain dependent upon two major customers in the automotive repair business which account for over 50% of net sales.

     For the nine month period ended June 30, 1996, revenues increased $118,370 or 6.4%. The increase is attributable to the introduction of new services to new industries.

     Cost of sales for the quarter ended June 30, 1996 increased from 43% for the quarter ended June 30, 1995 to 49%. The cost of sales for the quarter ended June 30, 1995 were unusually low due to a special "one-time" service provided to a major customer. This service was not repeated for the quarter ended June 30, 1996. For the nine months ended June 30, 1996 cost of sales was 51% as a percentage of sales compared to 50% for the nine months ended June 30, 1995. Selling and marketing expense increased from $89,478 for the quarter ended June 30, 1995 to $115,990 for the quarter ended June 30, 1996. The increase is primarily due to additional staff for the new services and new products. For the nine months ended June 30, 1996 selling and marketing expense increased $39,959 for reasons identical to the quarter, explained above.

     General and administrative (G&A) expenses increased $80,993 from $143,478 for the quarter ended June 30, 1995 to $224,471 for the quarter ended June 30, 1996. For the nine month period ended June 30, 1996 G&A increased by $149,490 over the nine month period ended June 30, 1995. Executive salaries increased by $31,200 in May of 1996 as a result of stock that was awarded to certain executives. Reference should be made to the Form 8-K dated May 15, 1996.

     The remaining amount of the increase in G&A was due to costs the Company continues to incur in their information technology department related to the replacement of their computer system, used for production and for maintenance of the database. In addition to the costs reported as G&A expenses, the Company has expended $59,500 in consulting, which has been capitalized and reported as property and equipment. The consultant has been advising the Company on the new computer system and will assist the Company in the transition to the new system. These costs will be amortized over four years, the estimated useful life of the asset, beginning on the date the new system is placed in service and the old system is removed.

     Interest expense is substantially related to the Dillon note, and is expected to remain a significant cost in the near future.

                         DATA NATIONAL CORPORATION

                               FORM 10-QSB

                              June 30, 1996

                                 PART II

     ITEM 1.     Legal Proceedings

     The Company was a defendant in a lawsuit, as more fully described in the Form 10-K filed by the Company for the year ended September 30, 1995. The plaintiffs in the suit asked for $5,000,000 in damages.

     In January of the 1996 the Company was awarded a summary judgement against the plaintiff. The plaintiff appealed the judgement. In May of 1996 the Company settled the lawsuit for no additional costs.

     ITEM 2.     Changes in Securities.

          None.

     Item 3.     Defaults Upon Senior Securities.

          None.

     Item 4.     Submission of Matters to a Vote of Security Holders.

          None.

     Item 5.     Other Information.

          None.

     ITEM 6.     Exhibits and Reports on Form 8-K.

     A report on Form 8-K was filed on May 15, 1996 with regard to Items 5 and
     7.  No financial statements were filed in connection therewith.

                                 SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant)                  DATA NATIONAL CORPORATION
BY (Signature)                /s/ Richard S. Simms
(Dated)                       August 12, 1996
(Name and Title)              Richard S. Simms, CFO










(6-30-95.10q)