Form 10-K
period 1996-09-30
DATA NATIONAL CORP
filed 1997-01-13
CIK 760462

              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC 20549

                      FORM 10-KSB



(MARK ONE)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
        For the fiscal year ended    September 30, 1996   OR
                                 -------------------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
        For the transition period from _________ to _________


                 Commission File Number   2-95050-D
                                        -------------

                     DATA NATIONAL CORPORATION
      ----------------------------------------------------
     (Exact name of registrant as specified in its charter)



           Colorado                                    84-0958983
 ------------------------------             ------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

 11415 West, I-70 Frontage Road-North
      Wheat Ridge, Colorado                                 80033
 --------------------------------------                    --------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:    (303) 431-1933
                                                        -------------
Securities registered pursuant to Section 12(b) of the Act:      NONE

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

                 Yes   X                  No
                    -------                 -------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.[   ]
Registrant's revenues for the fiscal year ended September 30, 1996 were $2,666,148.

As of September 30, 1996, the aggregate market value of the common stock of the Registrant held by non-affiliates was undeterminable at that time due to a lack of any trading market for the Registrant's shares.

As of September 30, 1996, there were 1,498,190 shares of the Registrant's $.001 par value common stock outstanding.

                             -1-


      DATA NATIONAL CORPORATION
           CONTENTS
                                                                 Pages
                                                                -------


PART I


Item 1.  Description of Business
--------------------------------
(a)     Business Development.                                       2

(b)     Business of Registrant                                     2-5

Item 2.  Description of Property                                    5

Item 3.  Legal Proceedings                                          5

Item 4.  Submission of Matters to a
         Vote of Security Holders                                   5

PART II
Item 5.  Market for Company's Common
         Equity and Related Shareholder
         Matters                                                    6

Item 6.  Management's Discussion and
         Analysis or Plan of  Operation
         Management's Discussion and
         Analysis of Financial Condition
         and Results of Operations                                  6-8

Item 7.  Financial Statements

         Independent  Auditors' Reports                             9-10

         Consolidated Balance Sheets                                 11

         Consolidated Statements of Income                           12

         Consolidated Statement of Shareholders' Equity              13

         Consolidated Statements of Cash Flows                       14

         Notes to Consolidated Financial Statements                 15-21

(2)     Related Party Transactions                                  16-17

(3)     Property and Equipment                                       17

(4)     Capital Lease Obligations                                   17-18

(5)     Commitments                                                 18-19

(6)     Common Stock                                                 19

(7)     Major Customers                                              19

(8)     Income Taxes                                                19-20

Item 8. Changes in and Disagreements with Accountants
        on Accounting and  Financial Disclosure                      21

 PART III

Item 9.  Directors, Executive Officers, Promoters
         and Control Persons; Compliance With Section
         16(a) of the Exchange Act of the Company                    21

Item 10.  Executive Compensation                                     22

          Option/ SARs Table                                         23

Item 11.  Security Ownership of Certain Beneficial
          Owners and Management                                      24

Item 12.  Certain Relationships and Related Transactions             24

          SIGNATURES                                                 25

          Financial Data Schedule                                    26

                           PART I


Item 1.  Description of Business
--------------------------------
(a)     Business Development.
     ------------------------
     Data National Corporation (the Company) was formed under the laws of the State of Colorado in November 1982. On March 23, 1987, the Company acquired, through an exchange of its common stock, 97.8% of the outstanding common stock of Data National Inc. (DNI). DNI is a holding company and owns 100% of the shares Service Business Systems, Inc. (SBS) and National COM-LINK Systems, Inc. (NCL). DNI acquired all of the common stock of SBS and NCL in June of 1986. The Company acts as a holding company for DNI and its subsidiaries and coordinates their activities.

     SBS is the only active entity, although, NCL receives royalties from licensing a trademarked name and, in 1996, recognized deferred revenue as a result of the termination of a contract for the sale of hardware and software products.

(b)     Business of Registrant.
    ---------------------------
     Principal Products and Services
     -------------------------------
     The Company derives revenues from products and services provided by its subsidiary, SBS, which is the only operating subsidiary. Since inception, SBS has provided database marketing services to the automotive industry (service stations of major oil companies and independent auto repair facilities).
These clients accounted for 88% and 100% of its revenues in 1996 and 1995, respectively. In 1996, SBS began expanding its client base to include auto dealerships and customers in the financial services industry. SBS is continuing to expand into other industries and has signed contracts to provide services to the entertainment industry.

     By utilizing proprietary software developed for internal use, SBS analyzes a client's customer database to develop segmentation profiles of their customers. By developing a better understanding of who their customer is and what their needs and expectations are, SBS assists its clients in attempting to improve their business performance.

     Once these customer segmentation profiles are developed, SBS develops customer-centric programs to assist clients in enhancing customer loyalty, attracting new customers and increasing customer retention.

     The following are some examples of programs which have been developed by
SBS:

     Existing Customer Programs
     --------------------------
     -     Thank you cards
     - Service reminders for the automotive market (tune-ups, oil changes, etc.)
     - Safety reminders for the automotive market (brakes, tires, shocks, etc.)
     -     Holiday Greeting Cards
     -     Point of sale coupons
     -     Customer surveys
     -     Newsletters
     - Preferred customer programs, including membership cards, and Coupon books
     -     Telephone surveys

     New Customer Programs
     ---------------------
     - Promotions targeted to new residents and other customers matching the segmentation profile in the client's market area.
     - Informational mailings (i.e., interest rate updates on real estate trends) to targeted customers
     -     Referral request programs

     SBS also implements these programs for clients by maintaining and managing the customer's database, selecting target customers for the various programs and mailing the materials on the client's behalf. SBS can also assist clients by obtaining names of potential customers from outside sources which match the client's current segmentation profile.

     SBS also generates sales by providing artistic and graphic design services used in developing these programs and facilitating the printing of the marketing materials to be used in the customer specific marketing program.

     SBS expanded its customer base in fiscal 1996 with the addition of commonly controlled auto dealerships and a mortgage loan origination company. The Company has signed a contract with a company in the entertainment business and will provide services to it in fiscal 1997.

     Employees
     ---------
     SBS employs all of the employees of the Company. As of September 30, 1996, SBS had 32 full-time employees working in the office of the Company. In addition, SBS had 15 employees for coding and inputting the information received from repair facilities into the SBS computer system, some of whom are part-time. These employees are home based.

     Status of Products
     ------------------
     The Autotrac® system requires customer information to be input into the database maintained by SBS. The information is either input by the SBS home-based computer operators or downloaded directly from the subscriber's
computer.   The information is processed by the proprietary software developed by SBS, and the database for the customer is updated. Notices are printed and mailed to the customers in the database. The Autotrac® system uses a Novell network that includes PC equipment. The system also includes three production printers. In addition, SBS has numerous PC work stations for use by the account executives and data entry personnel. Management of SBS believes this equipment, supplemented by additions in fiscal 1997 estimated at $190,000 (including an estimated $70,000 of deferred computer software development costs), will permit SBS to handle all of its present and foreseeable data processing needs through September 30, 1997.

     Sources and Availability of Raw Materials
     -----------------------------------------
     The Company has experienced no significant difficulty with the delivery and availability of supplies that it sells to its customers, and no difficulty is forecast for the immediate future.

     Patents, Licenses, Franchises, Concessions, Etc.
     ------------------------------------------------
     The Company has no patent protection for its existing products that the Company considers to be proprietary items. Except in unusual circumstances, which do not apply to the Company, computer software is generally not patentable, but is protected by copyright and trade secret laws, as well as contractual and nondisclosure provisions of the Company's licensing agreements.

     Seasonality
     -----------
     SBS sells holiday greeting cards in the first quarter of the fiscal year ending September 30. This program has resulted in seasonal sales of $228,243 and $223,962 for the years ended September 30, 1996 and 1995, respectively. The increased sales and resulting net income for the first quarter of the year is material to the operations of the Company There are no other seasonal factors to the Company's business.

     Dependence Upon Small Number of Customers
     -----------------------------------------
     The business of SBS is very dependent upon a few major customers; the loss of any one or more of these customers could have a material adverse effect on the business and operations of the Company. During the fiscal year ended September 30, 1996, major customers represented approximately the following percentage of the SBS gross revenues:




          Sun Company, Inc.      -       40.0%
          Mobil Oil Corporation  -       12.4%
          Amoco Oil Company      -       10.8%

     Under the Sun contract, SBS provides the Autotrac system to over 300 automotive repair locations under the Sun "Ultra Service Center" program. SBS provides other services to Sun, including holiday greeting cards, new residence programs, cashier handouts, and customer surveys. The other services are determined at a regional level, as all of the repair locations under the corporate contract for Autotrac do not participate in all of the programs. The term of the contract is generally for twelve months, and the current contract is scheduled to expire in July of 1997, at which time it will be renegotiated. The contract is signed by Sun on behalf of the dealers, who are independent business owners. Sun invoices the dealers for the SBS fees, which are included in their franchise fees. The payment terms are net 30 days.

     SBS also provides the Autotrac system to approximately 100 automotive repair locations for Mobil under the Mobil "Car Care" program. SBS provides other services to Mobil, including customer surveys and holiday greeting cards. The term of this contract is for three years, with the contract expiring on December 31, 1998. There is a 180 day cancellation provision. Mobil bills the dealers for the SBS fees, which are included in their franchise fees. The payment terms are net 30 days.

     SBS provides the Autotrac system to approximately 75 automotive repair locations for Amoco under the Amoco "Certicare" program and other programs. SBS provides other services to Amoco. There are approximately six Amoco districts that have contracted with SBS for services, and each district has its own contract, which is generally on a month to month basis. In addition to the SBS services, Amoco also contracted with NCL for computer software and hardware. This contract terminated, and NCL recognized the revenue from this contract, which had been deferred.

     Competition
     -----------
     SBS believes that there are approximately 20 companies competing directly with it in the automotive aftermarket business. Most of the competitors are small companies like SBS with none of them having a market share of more than 20%. However, the largest competitor is Moore/BCS, a division of Moore Business Forms in Toronto, Canada, a billion dollar conglomerate. Another large competitor is IDS, a division of AON Insurance Company, based in Chicago. Mailmark, Inc., based in Canoga Park, California, is a direct marketing/data processing company, which provides a specialized service reminder/customer contact program for the automotive industry. Other companies like Reynolds and Reynolds, Brandt Contact Services, Computer Care, and InteliMail are known competitors.

     SBS believes it can effectively compete with these companies. SBS provides valuable data and marketing strategies in addition to providing the mailing services. SBS manages large databases for automotive businesses, and provides marketing, creative, and customer-centric contact services. SBS also provides management reports to assist its customers in managing their businesses and contacting their customers.

     SBS markets its services to the automotive aftermarket by becoming an approved vendor through contacts made at the corporate level of oil companies and automotive repair centers. SBS has three sales people making calls on potential customers. Some of the customers are contacted though telephone sales. SBS also employs customer service representatives that sell products to existing customers in addition to providing customer service. SBS also has one employee devoted to market research and development of new products for new and existing markets.

     In 1996, SBS expanded its marketing and sales efforts into new markets, as follows:

Automotive Dealerships - in Colorado and California
----------------------
Financial Services - specifically the mortgage loan business in Colorado.
------------------
Entertainment - specifically the gaming industry in Colorado.
-------------
     The president of the Company has directed the sales efforts into the new markets with assistance from the sales personnel and the director of marketing.

     Research and Development Expenditures
     -------------------------------------
     Although no costs were classified as research and development during each of the past two fiscal years, SBS expends considerable effort for software improvements on an annual basis. Such effort is a necessary element for maintaining the competitiveness of its software modules, and such costs are recorded as normal operating expenses.

     SBS is developing a proprietary database application as the basis for its core business functions. SBS has capitalized $169,977 in 1996 as deferred computer software development costs. The costs deferred include the costs of outside consultants and salary and benefit costs of programmers hired upon completion of the design phase, to complete the programming of this software. Upon completion of the software, these costs will be amortized using the straight-line method over a useful life of 3 years.

     Governmental Regulation and Compliance
     --------------------------------------
     There are no governmental regulations pertinent to operations that would differ from those applicable to any small manufacturer. There is no need for government approval of the Company's products. Any costs or effects of compliance with environmental laws are de minimis.


Item 2.  Description of Property
---------------------------------
     The Company occupies office space under one 3-year lease that expires in February 1999 and requires an aggregate monthly payment of $3,805. This amount includes $3,354 as base rent and $451 for tenant finish.


Item 3.  Legal Proceedings
--------------------------
     There are no legal proceedings to report.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
     On September 30, 1996, the Company held its Annual Meeting of
Shareholders.

     At the subject annual meeting, Richard S. Simms, Ray E. Dillon III and Donald V. Warriner were elected to serve as directors of the Company until the next Annual Meeting of Shareholders or until their earlier death, resignation or removal. There are no other directors whose term of office as a director continued after the date of the subject meeting.

     The following matters were voted upon at the subject meeting:

(1)      Election of Directors

Name of Nominee       Votes in Favor       Votes Against       Abstentions
---------------       --------------       -------------       -----------

Richard S. Simms       462,690,624              -              136,787,716

Ray E. Dillon III      462,690,624              -              136,787,716

Donald V. Warriner     462,690,624              -              136,787,716

(2) The shareholders approved a reverse stock split whereby one new share of the Company's Common Stock was issued in exchange for each 400 shares of the Company's then currently outstanding Common Stock. To the extent that this reverse stock split resulted in any shareholder owning less than a single full share of the Company's Common Stock, the Company agreed to pay cash for each such fractional share in an amount equal to the appropriate fraction of $.40 per whole share (which represented the fair value of a whole share after the consummation of the proposed reverse stock split as determined by the Company's Board of Directors).

          Votes in Favor          Votes Against          Abstentions
          --------------          -------------          -----------
           462,690,624                -                  136,787,716


     (3) The shareholders voted to amend the Company's Articles of Incorporation to reduce its authorized capital from 600,000,000 shares of $0.0001 par value Common Stock to 100,000,000 shares, and to change the par value of the Company's shares from $0.0001 per share to $0.001 per share.

          Votes in Favor          Votes Against          Abstentions
          --------------          -------------          -----------
           462,690,624                -                  136,787,716

     (4) The shareholders voted to engage the services of a nationally recognized auditing firm.

         Votes in Favor          Votes Against          Abstentions
         --------------          -------------          -----------
          462,690,624                -                  136,787,716

      Subsequently, the Board of Directors engaged the firm of KPMG Peat Marwick LLP to serve as the company's independent auditors during the fiscal year ended September 30, 1996.

(3) In connection with such meeting, the Company did not enter into any settlement arrangement with any person terminating any solicitation subject to Rule 14a-11 of Regulation 14A promulgated under the Securities Exchange Act of 1934.


                            PART II

Item 5.  Market for Company's Common Equity and Related Shareholder Matters
---------------------------------------------------------------------------
(a)     Market Information.
      ---------------------
     The Company's common stock has not been traded on the over-the-counter market. Because of the lack of any viable trading market for the Company's securities, no accurate market information is currently available.

(b)     Holders
     ----------
          The number of holders of record of the Company's $.001 par value common stock at September 30, 1996, was approximately 320, after giving effect to the Company's 400 to 1 reverse stock split.

(c)     Dividends
    -------------
     Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's common stock and no dividends are anticipated to be paid in the foreseeable future.

Item 6.  Management's Discussion and Analysis or Plan of  Operation
--------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------
     September 30, 1996 as Compared to September 30, 1995
     ----------------------------------------------------
     Revenue for the year ended September 30, 1996 was $2,666,148 compared to $2,369,096 for the year ended September 30, 1995. Almost all of the revenue for the Company is generated by SBS, with the exception of licensing revenue, and sales of hardware and software deferred in prior years, received by NCL in the amount of $130,486 for 1996 and $20,000 for 1995. The increase in revenue is primarily attributable to increased sales to new SBS customers in new markets. Revenue from automotive dealerships amounted to $103,742 and revenue from the mortgage loan business amounted to $113,709 in 1996. In addition, the Company recorded 1996 revenue in NCL in the amount of $120,486 as a result of termination of a contract that was entered into in 1987. The Company fulfilled its obligation under the contract and has recognized the revenue that had previously been deferred.

     Cost of goods sold as a percentage of revenue amounted to 50% and 53% in fiscal 1996 and 1995, respectively. The cost of goods sold was lower as a percentage of revenue in fiscal 1996 due to the recognition of the revenue in NCL that had been deferred, and the fact that there were no cost of goods sold associated with the deferred revenue. Excluding this additional revenue, cost of goods sold as a percentage of revenue for the Company was 52%.

     Selling and marketing expenses increased to $453,928, or 17% of revenue, in fiscal 1996 from $366,290, or 15% of revenue, in fiscal 1995. The dollar increase is primarily due to additional sales and marketing personnel used to penetrate the new markets and existing markets. There were also expenses of producing additional sales and marketing material, including brochures and a marketing video.

     General and administrative expenses increased to $761,255, or 29% of revenue, in fiscal 1996 from $575,808, or 25% of revenue, in fiscal 1995. The absolute dollar increase in the amount of $185,477 is primarily due to an increase of approximately $100,000 in the information technology department of the Company, an increase of approximately $70,000 in executive salaries, including $31,200 in a stock bonuses, an increase of approximately $23,000 in rent and other operating expenses, and an increase of $20,000 in legal fees associated with updating the filings with the Securities and Exchange Commission and legal fees associated with the shareholders meeting of the Company. The increase in information technology reflects the commitment to upgrade the information systems and improve the products offered by SBS.

     Interest expense increased from $88,793 to $95,546. The increase was due to additional equipment purchased by SBS under financing lease arrangements. Interest to related parties amounted to $83,988 in 1996 and $88,698 in 1995.

     The Company did not record any income tax expense due to the utilization of net operating loss carryforwards for income tax purposes.

     September 30, 1995 as Compared to September 30, 1994
     ----------------------------------------------------
     For the year ended September 30, 1995, the nature of the Company's operations was unchanged and focused on providing marketing services to repair facilities and similar entities, nationally. One major customer accounted for 40% of net sales in 1995, as compared to 41% in 1994. The loss of this customer would have a material adverse effect, including possible cessation of operations. Another customer accounted for 18% of net sales in 1995, as compared to 12% in 1994. One other group of customers, affiliated with a national oil company, has been aggregated and constituted 12% of net sales in 1995 but did not exceed 10% in 1994. However, this group of customers is not subject to the same contractual relationship as the other two major customers discussed above and presumably subjects the Company to less risk of loss of the customers.

     Sales were essentially unchanged in 1995 as compared to 1994. Cost of sales increased from 51% of sales in 1994 to 53% in 1995, primarily because production salaries increased by approximately $45,000 as new positions were created. The other components of cost of sales (postage and materials) remained constant as a percentage of sales (22% in 1995 and 1994 for postage, and 7% in 1995 and 1994 for materials).

     Selling and marketing expenses decreased by $55,682, or 13%, in 1995.
The decrease resulted primarily from the elimination of certain consulting fees, approximately $18,000 to an independent party and $12,000 to a member of the Board of Directors. Such services are now provided by Company staff. Other changes that resulted in cost reduction included not attending trade shows of two major customers, which occur biannually, and termination of employment of the Company president in July, which reduced travel and related expenses.

     General and administrative expenses increased by $36,694, or 7%, in 1995. Executive salaries increased approximately $14,000 because of an increase in salary for the former president and the employment of a Chief Operating Officer in July 1995. Administrative salaries also increased by approximately $10,500, a result of raises for existing employees and employment of additional clerical staff. There were no other significant changes in individual expense accounts.

     Interest expense amounted to $88,793 in 1995 and $95,284 in 1994. The interest expense was substantially payable to related parties, and the interest payable to related parties amounted to $88,698 and $91,358 in 1995 and 1994 respectively.

Liquidity and Capital Resources
-------------------------------
In fiscal 1996, cash and cash equivalents decreased by $86,918. The Company utilized $542 of cash for operating activities in fiscal 1996. The Company used $196,376 of cash for the acquisition of equipment and development of the Company's proprietary software for internal use.

The Company refinanced their note with a related party in January of 1996. Under the terms of the note, the Company is to pay interest at the rate of 10% per annum and the principal and interest is due on October 1, 2001. The principal amount of the note as of January 1, 1996 was $677,000 plus accrued interest on prior indebtedness in the amount of $192,072. In May of 1996 the related party sold $93,600 of their note to certain officers of the Company. The officers exchanged the notes for common stock. In July of 1996 the related parties sold $32,000 of their note to an officer of the Company who exchanged the note for common stock. As of September 30, 1996, the balance of the note is $743,472. As of September 30, 1996, the note was secured by all of the assets of the Company and its subsidiaries.

SBS borrowed $155,000 as of September 30, 1996 from related parties to finance the Company's operations and capital investments. These borrowings have been made on a short term basis until the Company is able to secure a revolving loan facility. SBS also borrowed $254,864 under capital leases to finance the acquisition of equipment.

The Company's principal source of liquidity includes cash and cash equivalents of $4,441 at September 30, 1996. As of September 30, 1996 the Company had negative working capital of ($15,302). SBS sells holiday greeting cards in the first quarter of the fiscal year ending September 30. This program resulted in seasonal sales of $228,243 and $223,962 for the years ended September 30, 1996 and 1995, respectively. The increased sales, resulting net income and increase in cash flow for the first quarter of the year is material to the operations and cash flow of the Company. There are no other seasonal factors to the Company's business.

The Company will supplement its cash and cash equivalents by additional equity and debt financing to fund anticipated expansion and to finance the Company's operations and capital investment needs through fiscal 1997. On January 3, 1997, the Company closed on a $500,000 revolving loan facility with Norwest Business Credit. Under the terms of the facility, the Company and SBS pledged all of their assets to collateralize the financing. The line of credit bears an interest rate of 5% over Norwest's prime lending rate. Advances under the facility may be made on the basis of 80% of the eligible receivables. As a condition of the financing, the related party subordinated their debt to Norwest.

As of January 8, 1997, Norwest had not funded the facility. When the facility is funded, which is anticipated to be no later than January 15, 1997, short term advances made by related parties to SBS to finance the short term needs of SBS will be repaid. Any remaining funds available after repayment will be used for operations.

In December of 1996 the Company commenced sales of restricted stock. Under the terms of the offering, the Company will raise a minimum of $200,000 and a maximum of $1,000,000. As of January 3, 1997 the Company had received $50,000 in cash and an additional $150,000 from the related party in reduction of the $737,472 note payable to the related party. There can be no assurance that additional funds will be raised.

Item 7.  Financial Statements
-----------------------------


                   INDEPENDENT AUDITORS' REPORT
                   ----------------------------

Board of Directors
Data National Corporation


We have audited the consolidated balance sheet of Data National Corporation and subsidiaries as of September 30, 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Data National Corporation and subsidiaries as of September 30, 1996, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.




                                        KPMG Peat Marwick LLP


Denver, Colorado
November 12, 1996

               INDEPENDENT AUDITORS' REPORT
               ----------------------------

To the Shareholders and Board of Directors
Data National Corporation


I have audited the consolidated balance sheet of Data National Corporation and subsidiaries as of September 30, 1995, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Data National Corporation and subsidiaries as of September 30, 1995, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles.




                                        William G. Lajoie, P.C.



Littleton, Colorado
January 10, 1996

             DATA NATIONAL CORPORATION AND SUBSIDIARIES

                   Consolidated Balance Sheets

                   September 30, 1996 and 1995



                           Assets
                           ------
                                               1996              1995
                                            ----------        ----------

Current Assets
     Cash and equivalents                   $    4,441        $   91,359
     Receivables
      Trade less allowance for bad
      debts of $5,077 in 1996 and
      $5,077 in 1995                           342,592           244,932
          Other                                 15,305             5,989
     Inventory, at cost                         63,354            47,692
     Other current assets                       35,523             4,633
                                              --------           -------
            Total current assets               461,215           394,605

Property and equipment, at cost                724,414           431,141
     Less accumulated depreciation            (373,709)         (319,137)
                                               -------           -------
                                               350,705           112,004
                                               -------           -------
Deferred computer software development
 costs                                         169,977              -

Other assets                                    12,871             9,696
                                               -------           -------
                                             $ 994,768         $ 516,305
                                               =======           =======

 Liabilities and Shareholders' Deficit
 -------------------------------------
Current Liabilities
     Short-term borrowings -
     related parties                         $ 155,000         $    -
     Current portion -
     capital lease obligations                  75,401             6,932
     Accounts payable                          138,426            61,778
     Accrued expenses                           81,271            20,070
     Deferred revenue                           26,419           132,478
                                               -------           -------
            Total current liabilities          476,517           221,258
                                               -------           -------
Commitments
Note payable to related parties                743,472           869,072
Capital lease obligations,
 net of current portion                        155,958               753
Shareholders' Deficit
     Common stock $.001 par value,
     authorized 100,000,000
     shares; 1,498,190 and 818,190
     shares issued and outstanding
     at September 30, 1996 and 1995,
     respectively                                1,498              818
     Additional paid-in capital                188,050           31,929
     Accumulated deficit                      (570,727)        (607,525)
                                               -------          -------
                                              (381,179)        (574,778)
                                               -------          -------
                                             $ 994,768        $ 516,305
                                               =======          =======

See accompanying notes to consolidated financial statements.

           DATA NATIONAL CORPORATION AND SUBSIDIARIES

               Consolidated Statements of Income

            Years Ended September 30, 1996 and 1995




                              1996              1995
                           ----------        ----------

Net sales                  $2,666,148        $2,369,096
Cost of sales               1,334,042         1,256,193
                            ---------         ---------
     Gross profit           1,332,106         1,112,903

Selling and marketing
 expense                      453,928           366,290
General and administ-
 rative expense               761,225           575,808

     Operating income         116,953           170,805

Other income (expense)
     Interest and other
      income                   16,714             5,824
   Interest expense,
    including amounts
    to related parties
    of $83,988 in 1996
    and $88,698 in 1995       (95,546)          (88,793)
     Other expense             (1,323)             (349)
                               ------            ------
                              (80,155)          (83,318)
                               ------            ------
Net income                  $  36,798         $  87,487
                               ======            ======

Net income per share        $    0.04         $    0.11
                               ======            ======

Weighted average shares
 outstanding                1,040,922           818,190
                            =========           =======






















See accompanying notes to consolidated financial statements.

            DATA NATIONAL CORPORATION AND SUBSIDIARIES

          Consolidated Statement of Shareholders' Equity

            Years Ended September 30, 1996 and 1995






                                                  Additional
                                Common Stock       Paid-in     Accumulated
                             Shares     Amount     Capital       Deficit
                            --------   --------  -----------   ------------

Balance, October 1, 1994    818,190    $  818     $ 31,929      $(695,012)

     Net income                -         -            -            87,487
                            -------     -----       ------        -------
Balance, September 30,
 1995                       818,190       818       31,929       (607,525)

     Issuance of common
     stock for reduction
     of note payable to
     related parties        550,000       550      125,051           -

     Issuance of common
     stock for services     137,500       138       32,862           -

     Common stock repur-
     chased and retired      (7,500)       (8)      (1,792)          -

     Net income                -          -           -            36,798
                             -------    ------       ------        ------
Balance, September 30,
 1996                     1,498,190    $1,498     $188,050      $(570,727)
                          =========    ======     ========       =========
















See accompanying notes to consolidated financial statements.

            DATA NATIONAL CORPORATION AND SUBSIDIARIES

              Consolidated Statements of Cash Flows

             Years Ended September 30, 1996 and 1995


                                                1996           1995
Cash flow from operating activities            ------         -------

     Net income                             $  36,798        $ 87,487
     Adjustments to reconcile net income
     to cash flow from operating
     activities
          Depreciation                         54,572          32,280
          Common stock issued for services     33,000            -
 Changes in assets and liabilities
 (Increase) decrease in trade receivables     (97,660)            289
 (Increase) decrease in other receivables      (9,316)          9,145
 (Increase) decrease in inventory             (15,662)         (6,124)
 (Increase) decrease in other current
  assets                                      (30,890)          3,210
 (Increase) decrease in other assets           (3,175)         (6,808)
  Increase (decrease) in accounts payable      76,649          (2,697)
  Increase (decrease) in accrued expenses      61,201         (40,896)
  Increase (decrease) in deferred revenue    (106,059)          4,501
                                              -------          ------
                    Total adjustments         (37,340)         (7,100)
                                              -------          ------
 Cash flow provided by (used in) operating
  activities                                     (542)         80,387
                                              -------          ------
 Cash flow from investing activities
     Purchases of property and equipment      (26,399)        (63,035)
Deferred computer software development costs (169,977)           -
                                              -------          ------
 Cash flow used in investing activities      (196,376)        (63,035)
                                              -------          ------
 Cash flow from financing activities
Short-term borrowings from related parties    340,000             864
     Repayment of short-term borrowings
     from related parties                    (185,000)           -
 Repayment of capital lease obligations       (43,200)        (11,102)
     Common stock repurchased and retired      (1,800)           -
                                              -------          ------
 Cash flow provided by (used in) financing
    activities                                110,000         (10,238)
                                              -------          ------
 Increase (decrease) in cash and
    equivalents                               (86,918)          7,114

 Cash and equivalents, beginning of year       91,359          84,245
                                              -------          ------
 Cash and equivalents, end of year          $   4,441       $  91,359
                                              =======          ======

Supplemental cash flow information
 Property and equipment acquired
   under capital leases                     $ 254,864       $    -
                                              =======        ========
 Common stock issued for reduction
   of note payable to related parties       $ 125,601       $    -
                                              =======        ========
     Income taxes paid                      $    -          $    -
                                              =======        ========
     Interest paid                          $  87,612       $  87,929
                                              =======        ========



See accompanying notes to consolidated financial statements.

            DATA NATIONAL CORPORATION AND SUBSIDIARIES

            Notes to Consolidated Financial Statements

                  September 30, 1996 and 1995



(1)     Organization, Operations, and Significant Accounting Policies
      ---------------------------------------------------------------
     Organization and Operations
     ---------------------------
Data National Corporation (DNC) was incorporated under the laws of the State of Colorado on November 5, 1982. On March 23, 1987, the Company acquired, through an exchange of its common stock, 97.8% of the outstanding common stock of Data National Inc. (DNI). DNI is a holding company and owns 100% of the shares Service Business Systems, Inc. (SBS) and National COM-LINK Systems, Inc. (NCL). DNI acquired all of the common stock of SBS and NCL in June of 1986. The Company acts as a holding company for DNI and its subsidiaries and coordinates their activities.

NCL receives royalties from licensing a trademarked name and, in 1996, recognized deferred revenue as a result of the termination of a contract for the sale of hardware and software products.

The Company derives revenues from products and services provided by its subsidiary, Service Business Systems (SBS), which is the Company's only operating subsidiary. Since inception, SBS has provided database marketing services to the automotive industry (service stations of major oil companies and independent auto repair facilities). These clients accounted for 88% and 100% of the Company's net sales in 1996 and 1995, respectively. In 1996, SBS began expanding its client base to include auto dealerships and customers in the financial services industry.

     Principles of Consolidation
     ---------------------------
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

     Use of Estimates
     ----------------
     Preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates.

     Cash Equivalents
     ----------------
     The Company considers investments with an original maturity of three months or less to be cash equivalents.

     Inventory
     ---------
     Inventory consists of card stock and is carried at cost determined on a first-in-first-out basis.

     Property and Equipment
     ----------------------
     Property and equipment is stated at cost, and is depreciated over useful lives ranging from 5 to 7 years, primarily using the straight-line method.


      Deferred Computer Software Development Costs
      --------------------------------------------
The Company is developing a proprietary database application as the basis for its core business functions. The Company has capitalized $169,977 in 1996 as deferred computer software development costs. The costs deferred include the costs of outside consultants and salary and benefit costs of programmers hired upon completion of the design phase, to complete the programming of this software. Upon completion of the software, these costs will be amortized using the straight-line method over a useful life of 3 years.

     Deferred Revenue
     ----------------
     Prepayments for products are recorded as deferred revenue until the product is delivered.

     Reverse Stock Split
     -------------------
All share amounts, share prices, and per share amounts have been adjusted to give effect to a 400 to 1 reverse stock split that was effective on September 30, 1996.

     Sales and Credit Risk
     ---------------------
     Sales are recognized upon completion of services or mailing of marketing materials as applicable.

     Sales are made by extending credit to customers on a short-term basis, using informal credit evaluations, and are on an uncollateralized basis.

     Advertising
     -----------
     The Company expenses advertising costs as incurred. Such costs amounted to $10,415 and $6,001 in 1996 and 1995, respectively.

     Income Taxes
     ------------
     The Company utilizes the asset and liability method of accounting for income taxes, as prescribed by Statement of Financial Accounting Standards No. 109 (SFAS 109). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which these temporary differences are expected to be recovered or settled. Changes in tax rates are recognized in income in the period that includes the enactment date.

     Net Earnings Per Share of Common Stock
     --------------------------------------
     Net earnings per share has been computed based on the weighted average number of common shares outstanding during the year.


(2)     Related Party Transactions
        --------------------------
     Short-Term Borrowings - Related Parties
     ---------------------------------------
     The Company has borrowed funds to meet short-term working capital needs from two of its shareholders. Interest on the unpaid balance is at the rate of 10% per annum. The principal balance is payable when the Company enters into a line of credit agreement with a bank.

     Note Payable to Related Parties
     -------------------------------
     The Company refinanced certain existing indebtedness to two shareholders on January 10, 1996. One of the shareholders is now Chairman of the Board of Directors and owns or controls 206,299 shares of the Company's common stock. The principal amount of the note is $743,472, including accrued interest on prior indebtedness of $192,072, with interest at 10%, due on or before October 1, 2001. The note is secured by inventory; trade receivables; the right to the name, "Data National Corporation," and related trademarks, licensing agreements, patents, and similar rights; bank accounts; and the stock of DNI and all of its subsidiary corporations. Interest expense on the related party note amounted to $81,980 and $87,443 in 1996 and 1995, respectively.

  Purchase of Note Payable to Related Parties and Conversion of Note to Stock
  ---------------------------------------------------------------------------
     On May 15, 1996, three officers of the Company purchased $93,600 of the indebtedness from the shareholders in exchange for notes from the officers. The officers exchanged the debt to purchase 390,000 shares of common stock at a purchase price of $0.24 per share.

     On July 31, 1996, the Chief Financial Officer of the Company purchased $32,000 of the indebtedness from the shareholders in exchange for a note. The Chief Financial Officer exchanged the debt to exercise a warrant to purchase 160,000 shares of common stock of the Company at a purchase price of $0.20 per share.

     Compensation to Related Party
     -----------------------------
     A member of the Board of Directors received $3,000 per month for 8 months in 1995 for consulting services. Additionally, a company that he controls was indebted to the Company in the amount of $2,924 at September 30, 1995. At September 30, 1995, the Company was indebted to this individual for $3,000.

     Lease Payments to Related Party
     -------------------------------
     The son of the Chief Financial Officer leased equipment to the Company under three capital leases, which are summarized in Note 4. All of these leases were paid in full as of September 30, 1996.


(3)     Property and Equipment
       -----------------------
     A summary of property and equipment at September 30, 1996 and 1995 follows:


                                                 1996            1995
                                              ----------      ----------

          Furniture and fixtures               $ 35,593        $ 13,584
          Office equipment                      121,120          66,535
          Production equipment                  557,643         340,964
          Vehicles                               10,058          10,058
                                                -------         -------
                                               $724,414        $431,141
                                                =======         =======

(4)     Capital Lease Obligations
        -------------------------
     The Company leases various equipment under capital leases. Following is a summary of minimum lease payments required under capital leases as of September 30, 1996:

     1997                          $100,752
     1998                           100,752
     1999                            64,583
     2000                             8,335
     2001                             2,259
                                   --------
     Total minimum commitments      276,681
     Less portion representing
     interest                       (45,322)
                                    -------
     Present value of net
     minimum commitments            231,359

     Less current portion           (75,401)

     Non-current portion           $155,958

Assets held under capital leases at September 30, 1996 and 1995 are summarized as follows:

                                         1996               1995
                                       --------           --------

       Assets at cost                  $254,864           $ 20,758
       Less accumulated depreciation    (21,809)            (4,448)
                                        -------             ------
                                       $233,055           $ 16,310
                                       ========           ========
A summary of capital leases follows:
                                         1996               1995
                                        ------             ------

       Monthly payment of $692 to
       related party, interest at
       14%, due in September 1996      $   -                $7,685
       Monthly payment of $8,396,
       interest ranging from 4.9%
       to 19.9%, due from October
       1998 through February 2001       231,359               -
       Less current portion             (75,401)            (6,932)
                                        -------              -----
                                       $155,958            $   753
                                       ========            =======

 Amortization of capital leases is included in depreciation expense.

     Interest expense attributable to capital leases of the Company is included in interest expense in the accompanying consolidated financial statements and amounted to $12,151 and $1,350 in 1996 and 1995, respectively.


(5)     Commitments
       ------------
     Office Lease
     ------------
     The Company occupies office space under a lease that expires in February 1999 and requires monthly payments of $3,805. Following is a summary of future rental commitments under this lease:

1997     $45,662
1998     $45,662
1999     $19,026

 Rent expense amounted to $37,836 in 1996 and $33,600 in 1995.

     Incentive Plans
     ---------------
     In July 1994, the Company adopted an Employee Incentive Plan, which provided for a contribution to the plan of 5% of quarterly sales in excess of $480,000. For 1995, this contribution amounted to $1,424 and has been accrued in the accompanying consolidated balance sheets. This plan was terminated as of December 31, 1995.

     Also in July 1994, the Company adopted an Executive Compensation Incentive Plan, which provides for a contribution to the plan of 20% of quarterly net income in excess of $75,000. Through September 30, 1995, there were no contributions due. In September of 1995, the Board of Directors replaced the 1994 plan with a new executive compensation plan for the year ending September 30, 1996. The plan provided for a bonus of 40% of the net income of the Company in excess of $125,000. Through September 30, 1996, no contributions have been made to the plan, and the plan has been terminated.

     During fiscal 1996, the Board of Directors adopted the 1996 Incentive Plan, which is made available to all of the Company's full time employees as an incentive to achieve greater profitability. Pursuant to the terms of the plan, the Company will contribute an amount equal to six percent of the Company's net profit on a calendar quarterly basis for the calendar year beginning January 1, 1996. Full time employees of the Company each receive a number of shares in the plan based upon their respective categories of employee classification. Nothing has been contributed to the 1996 Profit Sharing Plan, and no amount has been distributed to employees as the Company was not profitable for the nine months ended September 30, 1996.

     Profit Sharing Plan
     -------------------
     In August 1992, the Company adopted a 401(k) Profit Sharing Plan, which covers all employees with three months service and who are at least 21 years old. A participant may defer a maximum of 15% of his compensation to the statutory limit, and the Company matches the first 5% of the deferral. In 1996 and 1995, such matching contributions amounted to $1,435 and $1,433, respectively.


(6)     Common Stock
     ---------------
On May 15, 1996, the Company entered into agreements with three officers of the Company to sell them shares of its common stock at $0.24 per share. Certain restrictions have been placed on the transfer of these shares and lapse with respect to one-third of the shares each August 1 during each of the three consecutive calendar years beginning on August 1, 1996. The restrictions lapse if the officer is an employee on August 1, and has not had a break in service. Restrictions also lapse upon one of the following events: sale of all or substantially all of the assets of the Company, officer's death, permanent total disability or retirement or, the Board decides that a significant corporate event has occurred (merger, consolidation, etc.). If an officer terminates employment with the Company, all shares still subject to the restrictions shall be sold by the officer to the Company at the original purchase price.

The Vice-President, Marketing resigned as of August 23, 1996, and the Company repurchased his shares.

On July 31, 1996, the Chief Financial Officer exercised warrants to purchase 160,000 shares of common stock at a purchase price of $0.20 per share. The warrants were assigned to the Chief Financial Officer from a related party in 1993.


(7)     Major Customers
      -----------------
     The following customers each accounted for more than 10% of sales in 1996 and 1995:

                     % of Sales
                   -------------
Customer          1996       1995
--------         ------     ------

A                 40.0       40.1
B                 12.4       18.1
C                 10.8       12.2

(8)     Income Taxes
       -------------
     The approximate tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax liabilities and deferred tax assets at September 30, 1996, computed in accordance with SFAS No. 109, is as follows:

     Deferred Tax Assets
          Net operating loss carryforward            $ 494,000
          Allowance for doubtful accounts                2,000
          Accrued interest - note payable
          to related party                              65,000
                                                       -------
     Total Gross Deferred Tax Assets                   561,000
          Less valuation allowance                    (561,000)
                                                       -------
     Net Deferred Tax Assets                         $    -
                                                      ========

     At September 30, 1996 the Company has net operating loss carryforwards which expire as follows:

                          Expiration                Amount
                          ----------            -------------
                             1999               $       6,000
                             2000                     208,000
                             2001                      87,000
                             2002                      11,000
                             2003                     501,000
                             2004                     432,000
                             2005                     207,000
                                                    ---------
                                                   $1,452,000
                                                    =========

     This amount may be further limited by separate return year limitations
for the years 1984 to 1987,      which aggregate $437,000 and would reduce the
carry forwards with expirations from 1999 to      2002.

     Income tax expense is different from amounts computed by applying the statutory Federal income tax rate for the following reasons:

                                                1996           1995
                                              -------        -------

 Tax expense at 34% of net earnings           $13,000        $30,000
 Change in valuation allowance for net
 deferred tax assets                          (15,000)       (32,000)
          Other                                 2,000          2,000
                                               ------         ------
          Income tax expense                  $  -           $  -
                                               ======         ======

                               -20-

 Item 8. Changes in and Disagreements with Accountants on Accounting and
 -----------------------------------------------------------------------
         Financial Disclosure
         --------------------
     In June of 1994 the Company reported a change in its independent accountant. The firm of Miller and McCollom had performed the last audit of the Company's consolidated financial statements as of September 30, 1989, and for the year then ended. There were no reportable disagreements with that firm, and its report for 1989 was qualified regarding the Company's ability to continue as a going concern.

     The Company engaged the firm of William G. Lajoie, P.C., to audit its consolidated financial statements for the years ending September 30, 1993, 1994, and 1995. There were no reportable disagreements with that firm, and its reports for 1993, 1994, and 1995 were unqualified.

     In 1996, the Company engaged the firm of KPMG Peat Marwick LLP to audit its consolidated financial statements for the year ended September 30, 1996.

     These actions were approved by the Company's Board of Directors.

                          PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
         Compliance With Section 16(a) of the Exchange Act of the Company
         ----------------------------------------------------------------
     The Directors and Officers of the Company at September 30, 1996, are as follows:

     Name              Age                  Position
-----------------     -----    ----------------------------------------------
Ray E. Dillon III      43      Director and Chairman of the Board
Richard S. Simms       46      Chief Financial Officer, Director, Treasurer
Donald V. Warriner     46      Chief Executive Officer, President and Director
J. Scott Fowler        32      Chief Operating Officer and Secretary

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

     The Board of Directors held four meetings during the past fiscal year, and all of the members then on the Board were present at all of the meetings. There were no meetings of any of the committees of the Board of Directors during the past fiscal year.

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

     Ray E. Dillon III has been a Director of the Company since March 23,
     -----------------
1987, and of DNI since its inception. He is Vice President of Dillon Investments, a private trust management company for the Dillon family, where he has been employed since 1985. Mr. Dillon devotes only such time to the business of the Company as is necessary in his position.

     Richard S. Simms is the Vice President of Finance of the Company.  He was
     ----------------
President and Chief Executive Officer of the Company from October 1990 to July 1993. He has been a Director of the Company since March 23, 1987, and of DNI since its inception. Since 1986, he has practiced as a certified public accountant and an independent financial advisor. Mr. Simms devotes part of his time to the business of the Company and its subsidiaries.

     Donald V. Warriner is President and CEO of the Company as of August
     ------------------
1995. Prior to joining the Company, Mr. Warriner was employed by Cherry Creek Mortgage Company. Prior to working for Cherry Creek, Mr. Warriner was President of Bainbridge International, a company that was involved in acquisitions and buy outs of small to medium-sized firms. Mr. Warriner devotes all of his time to the business of the Company.

     J. Scott Fowler is the Chief Operating Officer of the Company.  From 1994
     ---------------
to 1995 he was a consultant for Raymond James Consulting. From 1993 to 1994 he was a consultant for Infovisa, Inc. From 1988 to 1993 he was a Senior Management Consultant with Electronic Data Systems. Mr. Fowler holds a Bachelor's degree in Industrial Engineering from the University of Texas and an MBA from the University of Colorado.

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

Item 10.  Executive Compensation
--------------------------------
     The following table sets forth the compensation paid or accrued to the Chief Executive Officer and each executive officer of the Company and its subsidiaries who received compensation in excess of $100,000 during the fiscal years ended September 30, 1996 and 1995:

                                  Summary Compensation

                                     Annual Compensation 1

                                                               Other Annual
Name and Principle Position      Year    Salary     Bonus      Compensation
                                          ($)        ($)           ($)
---------------------------      ----    ------     -----     -------------

William Eyerdom, CEO             1995    75,000

Donald V. Warriner, CEO          1996    67,900    22,500

Donald V. Warriner, CEO          1995     3,000

Richard S. Simms,  CFO           1996    48,000

Richard S. Simms,  CFO           1995    58,000

J. Scott Fowler, COO             1996    49,900     7,800

J. Scott Fowler, COO             1995    10,000
----------------------------------------------------------------

                         Summary Compensation
                             (cont.)
                                         Long-Term Compensation
                                                                     All
                                   Restricted    Options/  LTIP     Other
                                  Stock Awarded  SARs (#) Payouts Compensation
                           Year      ($)           ($)      ($)      ($)
                           ----  -------------  --------- ------- ------------
Name and Principle Position

William Eyerdom, CEO       1995

Donald V. Warriner, CEO    1996

Donald V. Warriner, CEO    1995

Richard S. Simms,  CFO     1996

Richard S. Simms,  CFO     1995

J. Scott Fowler, COO       1996

J. Scott Fowler, COO       1995

--------------------------------------------------------------------

(1) There were no executive officers whose compensation exceeded $100,000 in either 1995 or 1996.
(2) As described earlier, Mr. Eyerdom was offered certain restricted stock as reimbursement for moving expenses incurred in 1993. However, such stock was refused and the payment of the expenses was the subject of litigation filed in December of 1995 and settled in February of 1996.

     The following table shows certain information with respect to stock options granted to the Company's executive officers during the fiscal year ended 1996:

                 Option/SAR Grants in Last Fiscal Year
                        Individual Grants
------------------------------------------------------------------------------
                                            % of Total
                                           Options/SARs
                    Numbers of Securities  Granted to   Exercise or
                    Underlying Options /  employees in  base price  Expiration
                    SARs Granted (#)       Fiscal year    ($/Sh)       Date
------------------------------------------------------------------------------

Donald V. Warriner       0                   N/A           N/A          N/A

Richard S. Simms         0                   N/A           N/A          N/A

J. Scott Fowler          0                   N/A           N/A          N/A

      The following table sets forth certain information with respect to option exercises during the fiscal year ended September 30, 1996 by the executive officers of the Company and the value of each such officer's unexercised options at September 30, 1996:

      Aggregated Option/SAR Exercises in Last Fiscal Year
            and Fiscal Year - End Option/SAR Values
------------------------------------------------------------------------------
                                                      Number of
                                                      Securities
                        Shares                        Underlying
                       Acquired     Value             Unexercised
                      on Exercise  Realized         Options/SARs at
                         (#)         ($)            fiscal year-end
                                              Exercisable      Unexercisable
Name                                          -------------   --------------
-----------------------------------------------------------------------------

Donald V. Warriner      None        None           0                0

Richard S. Simms        None        None           0                0

J. Scott Fowler         None        None           0                0


                                   Value of Unexercised
                                       in-the-Money
                                   Option/SARs at Fiscal
                                       Year-End ($)
                                Exercisable    Unexercisable
Name                            -----------    -------------
-----------------------------------------------------------------------------

Donald V. Warriner                 $ 0                0

Richard S. Simms                     0                0

J. Scott Fowler                      0                0



                              Numbers of         Performance or
                             Shares, Units        Other Period
                               or Other          Util Maturation
Name                          Rights (#)          or Payout
----------------------------------------------------------------------------

Donald V. Warriner               0                      0

Richard S. Simms                 0                      0

J. Scott Fowler                  0                      0


                                  Estimated Future Payout under
                                   Non-Stock Price-Based Plans
                            Threshold      Target        Maximum
                            ($ or #)      ($ or #)       ($ or #)
Name                        ---------     ---------      --------
-----------------------------------------------------------------------------

Donald V. Warriner             N/A           N/A            N/A

Richard S. Simms               N/A           N/A            N/A

J. Scott Fowler                N/A           N/A            N/A

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------
         The following table sets forth information as of September 30, 1996, with respect to the beneficial ownership of the Company's $0.001 par value common stock by (a) each person known by the Company to be beneficial owner of 5% or more of the Company's outstanding common stock, (b) the directors of theCompany, and (c) the directors and officers of the Company as a group:


                               Nature of
Name and Address               Beneficial                Percent
of Beneficial Owner            Ownership                 of Class
-----------------------------------------------------------------------------

Richard S. Simms
20 Dutch Creek Drive
Littleton, CO 80123             445,428 (1)                29.73

Donald V. Warriner
4 Glenview Drive
Littleton, CO  80123            375,000                    25.03

J. Scott Fowler
6485 South Parfet Street
Littleton, CO  80127            130,000                     8.68

Ray E. Dillon III
1 Compound Drive
Hutchinson, KS 67502            206,299 (2)                13.77


All directors and executive
officers as a group           1,156,727                    77.21


 (1)Includes shares owned by the Simms Family Partnership, controlled by Mr. Simms.
 (2)Includes 76,267 shares owned by other members of the Dillon family.


Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------
     No director or executive officer of the Company, nominee for election as a director, security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's voting securities, or any member of the immediate family of any such persons, has had any transaction or series of similar transactions, during the Company's last two fiscal years, or had any currently proposed transaction, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 or in which any of such persons had or will have any direct or indirect material interest, except as follows:

     The Company refinanced certain existing indebtedness to Ray E. Dillon, Jr. And Ray E. Dillon, III (father and son), considered collectively in the note (the "Dillon note"), in January, 1996. Ray E. Dillon III is now Chairman of the Board of Directors and owns and controls 206,299 shares of the Company's common stock. The principal amount of the note was $677,000, with interest at 10%, and was originally due on or before October 1, 1996. Additionally, the Company owed $192,072 in accrued interest from the prior indebtedness. The note and this accrued interest are secured by inventory; trade receivables; the right to the name, "Data National Corporation," and related trademarks, licensing agreements, patents, and similar rights; bank accounts; and the stock of DNI and all of its subsidiary corporations.

     The Dillons entered into agreements with Richard S. Simms in 1990 and 1993 whereby, in consideration for him becoming and continuing as president, they sold to him certain shares of stock, agreed to pay him 10% of any principal paid to them (i.e., the $677,000 referred to above), agreed to pay him 50% of interest payments collected by them, and assigned warrants to purchase 160,000 shares of common stock to him. The warrants were issued to the Dillons in 1992 as a result of a previous refinancing of the Dillon note and were transferred to Mr. Simms in 1993.

     On May 15, 1996, the Dillons assigned $93,600 of their note to Donald V. Warriner, President and CEO, J. Scott Fowler, Vice-President and COO, and Robert Banner, Vice President of Marketing in exchange for notes payable to the Dillons. The officers exchanged the $93,600 of indebtedness to purchase 390,000 shares of common stock at a purchase price of $0.24 per share.

     On July 31, 1996, the Dillons assigned $32,000 of their note to Richard
S. Simms, Chief Financial Officer in exchange for a note payable to the Dillons. The officer exchanged the $32,000 of indebtedness to exercise a warrant to purchase 160,000 shares of common stock at a purchase price of $0.20 per share.


     Interest expense on the Dillon note amounted to $81,980 in 1996 and $87,443 in 1995.

     Ray E. Dillon III and Richard S. Simms have loaned $155,000 to SBS as of September 30, 1996 to meet certain operating expenses until a line of credit is secured from a bank. The loan bears interest at a rate of 10% plus transaction costs. On January 3, 1997 the Company closed on a $500,000 revolving loan facility with Norwest Business Credit. Under the terms of this facility, the Company and SBS pledged all of their assets to collateralize the financing. The line of credit bears an interest rate of 5% over Norwest's prime lending rate. Advances under the facility may be made on the basis of 80% of the eligible receivables. As a condition of the financing, the related party subordinated their debt to Norwest. As of January 6, 1997 Norwest had not funded this facility. When the facility is funded, which is anticipated to be no later than January 15, 1997, these short-term advances will be repaid.


                                SIGNATURES
                                ----------
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DATA NATIONAL CORPORATION
                                            Registrant

                                     /s/ Richard S. Simms
   Date:  January 8, 1997         By:_______________________________________
                                    Richard S. Simms, Chief Financial Officer,
                                    Treasurer and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                      /s/ Richard S. Simms
   Date: January 8, 1997          By:_______________________________________
                                    Richard S. Simms, Chief Financial Officer,
                                    Director and Treasurer


                                      /s/ Ray E. Dillon III
   Date: January 8, 1997          By:____________________________________
                                     Ray E. Dillon III, Chairman of the
                                     Board and Director


                                      /s/ Donald V. Warriner
   Date:  January 8, 1997         By:____________________________________
                                     Donald V. Warriner, Chief Executive
                                     Officer and Director