Form 10-K/A
period 1996-09-30
DATA NATIONAL CORP
filed 1997-01-14
CIK 760462

              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC 20549

                       FORM 10-KSB



(MARK ONE)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
        For the fiscal year ended    September 30, 1996   OR
                                  -----------------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
        For the transition period from _________ to _________


     Commission File Number   2-95050-D
                            -------------

                    DATA NATIONAL CORPORATION
      ----------------------------------------------------
     (Exact name of registrant as specified in its charter)



        Colorado                                        84-0958983
  ----------------------                     --------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

 11415 West, I-70 Frontage Road-North
      Wheat Ridge, Colorado                               80033
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (303) 431-1933
                                                     ---------------
Securities registered pursuant to Section 12(b) of the Act:    NONE

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

                 Yes X                  No    .
                    -----                 -----
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

            DATA NATIONAL CORPORATION
                   CONTENTS
                                                                 Pages
                                                                -------


PART I


Item 1.  Description of Business
--------------------------------
(a)     Business Development.                                       2

(b)     Business of Registrant                                     2-5

Item 2.  Description of Property                                    5

Item 3.  Legal Proceedings                                          5

Item 4.  Submission of Matters to a
         Vote of Security Holders                                  5-6

PART II
Item 5.  Market for Company's Common
         Equity and Related Shareholder
         Matters                                                    6

Item 6.  Management's Discussion and
         Analysis or Plan of  Operation
         Management's Discussion and
         Analysis of Financial Condition
         and Results of Operations                                  6-8

Item 7.  Financial Statements

         Independent  Auditors' Reports                             9-10

         Consolidated Balance Sheets                                 11

         Consolidated Statements of Income                           12

         Consolidated Statement of Shareholders' Equity              13

         Consolidated Statements of Cash Flows                       14

         Notes to Consolidated Financial Statements                 15-21

(1)     Organization, Operations, and Signifigant
        Accounting Policies                                         15-16

(2)     Related Party Transactions                                  16-17

(3)     Property and Equipment                                       17

(4)     Capital Lease Obligations                                   17-18

(5)     Commitments                                                 18-19

(6)     Common Stock                                                 19

(7)     Major Customers                                              19

(8)     Income Taxes                                                19-20

Item 8. Changes in and Disagreements with Accountants
        on Accounting and  Financial Disclosure                      21

 PART III

Item 9.  Directors, Executive Officers, Promoters
         and Control Persons; Compliance With Section
         16(a) of the Exchange Act of the Company                   21-22

Item 10.  Executive Compensation                                     22

          Option/ SARs Table                                         23

Item 11.  Security Ownership of Certain Beneficial
          Owners and Management                                      24

Item 12.  Certain Relationships and Related Transactions             24

          SIGNATURES                                                 25

          Financial Data Schedule                                    26

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

     SBS is the only active entity, although, NCL receives royalties from licensing a trademarked name and, in 1996, recognized revenue that was previously deferred as a result of the termination of a contract for the sale of hardware and software products.

(b)     Business of Registrant.
       -----------------------
     Principal Products and Services
     -------------------------------
     The Company derives revenues from products and services provided by its subsidiary, SBS, which is the only operating subsidiary. Since inception, SBS has provided database marketing services to the automotive industry (service stations of major oil companies and independent auto repair facilities).
These clients accounted for 88% and 100% of its revenues in fiscal 1996 and fiscal 1995, respectively. In fiscal 1996, SBS began expanding its client base to include auto dealerships and customers in the financial services industry. SBS is continuing to expand into other industries and has signed contracts to provide services to the entertainment industry.

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

     Status of Products
     ------------------
     The Autotrac® system requires customer information to be input into the database maintained by SBS. The information is either input by the SBS home-based computer operators or downloaded directly from the subscriber's
computer.   The information is processed by the proprietary software developed by SBS, and the database for the customer is updated. Notices are printed and mailed to the customers in the database. The Autotrac® system uses a Novell network that includes PC equipment. The system also includes three production printers. In addition, SBS has numerous PC work stations for use by the account executives and data entry personnel. Management of SBS believes this equipment, supplemented by additions in fiscal 1997 estimated at $190,000 (including an estimated $70,000 of additional computer software development costs), will permit SBS to handle all of its present and foreseeable data processing needs through, at least, September 30, 1997.

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

     SBS also provides the Autotrac system to approximately 100 automotive repair locations for Mobil under the Mobil "Car Care" program. SBS provides other services to Mobil, including customer surveys and holiday greeting cards. The term of this contract is for three years, with the current contract expiring on December 31, 1998. There is a 180 day cancellation provision. Mobil bills the dealers for the SBS fees, which are included in their franchise fees. The payment terms are net 30 days.

     SBS provides the Autotrac system to approximately 75 automotive repair locations for Amoco under the Amoco "Certicare" program and other programs. SBS provides other services to Amoco. There are approximately six Amoco districts that have contracted with SBS for services, and each district has its own contract, which is generally on a month to month basis. In addition to the SBS services, Amoco also contracted with NCL for computer software and hardware. This contract was terminated in fiscal 1996, and NCL recognized the revenue which had previously been deferred.

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

     In fiscal 1996, SBS expanded its marketing and sales efforts into new markets, as follows:

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


Item 2.  Description of Property
--------------------------------
     The Company occupies office space under one 3-year lease that expires in February 1999 and requires an aggregate monthly payment of $3,805. This amount includes $3,354 as base rent and $451 for tenant finish.


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

(1)      Election of Directors
   ---------------------------

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

      Subsequently, the Board of Directors engaged the firm of KPMG Peat Marwick LLP to serve as the company's independent auditors for the fiscal year ended September 30, 1996.

(5) In connection with such meeting, the Company did not enter into any settlement arrangement with any person terminating any solicitation subject to Rule 14a-11 of Regulation 14A promulgated under the Securities Exchange Act of 1934.


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

(c)     Dividends
     ------------
     Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's common stock and no dividends are anticipated to be paid in the foreseeable future.

Item 6.  Management&Otilde;s Discussion and Analysis or Plan of Operation
--------------------------------------------------------------------------
Year Ended September 30, 1996 as Compared to the Year Ended September 30, 1995
------------------------------------------------------------------------------
     Revenue for the year ended September 30, 1996 was $2,666,148 compared to $2,369,096 for the year ended September 30, 1995. Almost all of the revenue for the Company is generated by SBS, with the exception of licensing revenue recorded by NCL in the amount of $10,000 for fiscal 1996 and $20,000 for fiscal 1995. In addition, NCL recorded revenue in fiscal 1996 in the amount of $120,486 as a result of termination of a contract for hardware and software that was entered into in 1987. The Company fulfilled its obligation under the contract and has recognized the revenue that had previously been deferred. The increase in revenue is primarily attributable to increased sales to new SBS customers in new markets. Revenue from automotive dealerships amounted to $103,742 and revenue from the mortgage loan business amounted to $113,709 in fiscal 1996.

     As of September 30, 1996 the Company had negative working capital of $15,302. SBS sells holiday greeting cards in the first quarter of its fiscal year ending September 30. This program resulted in seasonal sales of $228,243 and $223,962 for the years ended September 30, 1996 and 1995, respectively. The increased sales, resulting net income and increase in cash flow for the first quarter of the year is material to the operations and cash flow of the Company. There are no other seasonal factors to the Company's business.

     Cost of goods sold as a percentage of revenue amounted to 50% and 53% in fiscal 1996 and fiscal 1995, respectively. The cost of goods sold was lower as a percentage of revenue in fiscal 1996 due to the recognition of the revenue in NCL that had previously been deferred, and the fact that there were no cost of goods sold associated with the revenue recognized. Excluding this additional revenue, cost of goods sold as a percentage of revenue for fiscal 1996 was 52%.

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

     General and administrative expenses increased to $761,255, or 29% of revenue, in fiscal 1996 from $575,808, or 25% of revenue, in fiscal 1995. The absolute dollar increase in the amount of $185,477 is primarily due to an increase of approximately $100,000 in the information technology department of the Company, an increase of approximately $70,000 in executive salaries, including $31,200 in a stock bonuses, an increase of approximately $23,000 in rent and other operating expenses, and an increase of $20,000 in legal fees associated with updating the Company's filings with the Securities and Exchange Commission and legal fees associated with the shareholders meeting of the Company. The increase in information technology reflects the commitment to upgrade the information systems and improve the products offered by SBS.

     Interest expense increased from $88,793 in fiscal 1995 to $95,546 in fiscal 1996. The increase was due to additional equipment purchased by SBS under financing lease arrangements. Interest to related parties amounted to $83,988 in fiscal 1996 and $88,698 in fiscal 1995.

     The Company did not record any income tax expense due to the utilization of net operating loss carryforwards for income tax purposes.

Year Ended September 30, 1995 as Compared to the Year Ended September 30, 1994
-----------------------------------------------------------------------------
     For the year ended September 30, 1995, the nature of the Company's operations was unchanged and focused on providing marketing services to repair facilities and similar entities, nationally. One major customer accounted for 40% of net sales in fiscal 1995, as compared to 41% in fiscal 1994. Another customer accounted for 18% of net sales in fiscal 1995, as compared to 12% in fiscal 1994. One other group of customers, affiliated with a national oil company, on an aggregate basis, constituted 12% of net sales in fiscal 1995 but did not exceed 10% in fiscal 1994. However, this group of customers is not subject to the same contractual relationship as the other two major customers discussed above and presumably subjects the Company to less risk of loss of the customers.

     Sales were essentially unchanged in fiscal 1995 as compared to fiscal 1994. Cost of sales increased from 51% of sales in fiscal 1994 to 53% in fiscal 1995, primarily because production salaries increased by approximately $45,000 as new positions were created. The other components of cost of sales (postage and materials) remained constant as a percentage of sales (22% in fiscal 1995 and fiscal 1994 for postage, and 7% in fiscal 1995 and fiscal 1994 for materials).

     Selling and marketing expenses decreased by $55,682, or 13%, in fiscal 1995. The decrease resulted primarily from the elimination of certain consulting fees, approximately $18,000 to an independent party and $12,000 to a member of the Board of Directors. Such services are now provided by the Company's staff. Other changes that resulted in cost reduction included not attending trade shows of two major customers, which occur biannually, and termination of employment of the Company president in July, which reduced travel and related expenses.

     General and administrative expenses increased by $36,694, or 7%, in fiscal 1995. Executive salaries increased approximately $14,000 because of an increase in salary for the former president and the employment of a Chief Operating Officer in July 1995. Administrative salaries also increased by approximately $10,500, a result of raises for existing employees and employment of additional clerical staff. There were no other significant changes in individual expense accounts.

     Interest expense amounted to $88,793 in fiscal 1995 and $95,284 in fiscal 1994. The interest expense was substantially all payable to related parties. Interest payable to related parties amounted to $88,698 and $91,358 in fiscal 1995 and fiscal 1994 respectively.

Liquidity and Capital Resources
-------------------------------
In fiscal 1996, cash and cash equivalents decreased by $86,918. The Company utilized $542 of cash for operating activities in fiscal 1996. The Company used $196,376 of cash for the acquisition of equipment and development of the Company's proprietary software for internal use.

The Company refinanced its note payable to related parties in January of 1996. Under the terms of the note, the Company is to pay interest at the rate of 10% per annum and the principal and interest is due on October 1, 2001.
The principal amount of the note as of January 1, 1996 was $677,000 plus accrued interest on prior indebtedness in the amount of $192,072. In May of 1996 the related parties sold $93,600 of their note to certain officers of the Company. The officers exchanged the notes for common stock. In July of 1996 the related parties sold $32,000 of their note to an officer of the Company who exchanged the note for common stock. As of September 30, 1996, the balance of the note is $743,472. The note is secured by all of the assets of the Company and its subsidiaries.

SBS had borrowed $155,000 as of September 30, 1996 from related parties to finance the Company's operations and capital investments. These borrowings have been made on a short term basis until the Company is able to secure a revolving loan facility. SBS also entered into capital leases to finance the acquisition of $254,864 of equipment.

The Company's principal source of liquidity includes cash and cash equivalents on hand of $4,441 at September 30, 1996 and cash provided by its operations.

The Company supplements its available cash and cash equivalents by additional equity and debt financing to fund anticipated expansion and to finance the Company's operations and capital investment needs. On January 3, 1997, the Company closed on a $500,000 revolving loan facility with Norwest Business Credit. Under the terms of the facility, the Company and SBS pledged all of their assets to collateralize the financing. The line of credit bears an interest rate of 5% over Norwest's prime lending rate. Advances under the facility are limited to 80% of the eligible receivables. As a condition of the financing, the related parties subordinated their debt to Norwest.

As of January 8, 1997, Norwest had not funded the facility. When the facility is funded, which is anticipated to be no later than January 15, 1997, short term advances made by related parties to SBS to finance the short term needs of SBS will be repaid. Any remaining funds available after repayment will be used for operations.

In December of 1996 the Company commenced a private placement of its common stock. Under the terms of the offering, the Company expects to raise a minimum of $200,000 and a maximum of $1,000,000. As of January 3, 1997 the Company had received $50,000 in cash and an additional $150,000 from the related parties in the form of a reduction of the $737,472 note payable to the related parties. There can be no assurance, however, that additional funds will be raised.

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




                                        William G. Lajoie, P.C.



Littleton, Colorado
January 10, 1996

             DATA NATIONAL CORPORATION AND SUBSIDIARIES

                  Consolidated Balance Sheets

                  September 30, 1996 and 1995

                           Assets
                           ------
                                        1996                1995
                                      --------            --------
Current Assets
     Cash and equivalents             $    4,441          $    91,359
     Receivables
      Trade less allowance
      for bad debts of $5,077
      in 1996 and  $5,077 in 1995        342,592              244,932
          Other                           15,305                5,989
     Inventory, at cost                   63,354               47,692
     Other current assets                 35,523                4,633
                                         -------              -------
            Total current assets         461,215              394,605

Property and equipment, at cost          724,414              431,141
     Less accumulated depreciation      (373,709)            (319,137)
                                         -------              -------
                                         350,705              112,004
Deferred computer software               -------              -------
 development costs                       169,977                 -

Other assets                              12,871                9,696
                                         -------              -------
                                       $ 994,768            $ 516,305
                                        ========             ========

  Liabilities and Shareholders'
  ----------------------------
   Deficit
   -------
Current Liabilities
     Short-term borrowings -
      related parties                  $ 155,000           $

     Current portion -
      capital lease obligations           75,401                6,932
     Accounts payable                    138,426               61,778
     Accrued expenses                     81,271               20,070
     Deferred revenue                     26,419              132,478
                                        --------              -------
        Total current liabilities        476,517              221,258
                                        --------              -------
Note payable to related parties          743,472              869,072
Capital lease obligations,
 net of current portion                  155,958                  753
Shareholders' Deficit
 Common stock $.001 par
  value, authorized 100,000,000
  shares; 1,498,190 and 818,190
  shares issued and outstanding
  at September 30, 1996 and
  1995, respectively                       1,498                  818
     Additional paid-in capital          188,050               31,929
     Accumulated deficit                (570,727)            (607,525)
                                         -------              -------
                                        (381,179)            (574,778)
                                         -------              -------
Commitments
                                       $ 994,768            $ 516,305
                                        ========             ========

See accompanying notes to consolidated financial statements.

            DATA NATIONAL CORPORATION AND SUBSIDIARIES

               Consolidated Statements of Income

             Years Ended September 30, 1996 and 1995


                                          1996              1995
                                        --------          --------
Net sales                              $2,666,148        $2,369,096
Cost of sales                           1,334,042         1,256,193
                                        ---------         ---------
       Gross profit                     1,332,106         1,112,903

Selling and marketing expense             453,928           366,290
General and administrative expense        761,225           575,808
                                        ---------          --------
          Operating income                116,953           170,805

Other income (expense)
     Interest and other income             16,714             5,824
     Interest expense, including
     amounts to related parties
     of $83,988 in 1996 and
     $88,698 in 1995                      (95,546)          (88,793)
     Other expense                         (1,323)             (349)
                                         --------           -------
                                          (80,155)          (83,318)
                                         --------           -------
Net income                             $   36,798        $   87,487
                                         ========          ========

Net income per share                       $ 0.04            $ 0.11

Weighted average shares
 outstanding                            1,040,922           818,190
                                        =========           =======









See accompanying notes to consolidated financial statements.

           DATA NATIONAL CORPORATION AND SUBSIDIARIES

         Consolidated Statement of Shareholders' Equity

          Years Ended September 30, 1996 and 1995

                                                     Additional
                                 Common Stock         Paid-in     Accumulated
                             Shares       Amount      Capital       Deficit
                           ---------    ---------    ---------   -------------
Balance, October 1, 1994    818,190     $    818    $   31,929    $(695,012)

     Net income                -            -             -          87,487
                            -------       ------       -------     --------
Balance, September 30,
 1995                       818,190          818        31,929     (607,525)

     Issuance of common
     stock for reduction
     of note payable to
     related parties        550,000          550       125,051         -
     Issuance of common
     stock for services     137,500          138        32,862         -
     Common stock
     repurchased and
     retired                 (7,500)          (8)       (1,792)        -

     Net income                -            -             -          36,798
                            -------      -------       --------      ------
Balance, September 30,
 1996                     1,498,190       $1,498      $188,050    $(570,727)
                          =========      =======       =======     ========













See accompanying notes to consolidated financial statements.

          DATA NATIONAL CORPORATION AND SUBSIDIARIES

           Consolidated Statements of Cash Flows

          Years Ended September 30, 1996 and 1995

                                              1996             1995
                                           ----------        ---------
Cash flow from operating activities
     Net income                         $    36,798        $     87,487
     Adjustments to reconcile net
     income to cash flow from
     operating activities
          Depreciation                       54,572              32,280
    Common stock issued for services         33,000                -
    Changes in assets and liabilities
         (Increase) decrease in
          trade receivables                 (97,660)                289
         (Increase) decrease in
          other receivables                  (9,316)              9,145
         (Increase) decrease in
          inventory                         (15,662)             (6,124)
         (Increase) decrease in
          other current assets              (30,890)              3,210
         (Increase) decrease in
          other assets                       (3,175)             (6,808)
         Increase (decrease) in
          accounts payable                   76,649              (2,697)
         Increase (decrease) in
          accrued expenses                   61,201             (40,896)
         Increase (decrease) in
          deferred revenue                 (106,059)              4,501
                                           --------              ------
                Total adjustments           (37,340)             (7,100)
                                           --------              ------
 Cash provided by (used in)
  operating activities                         (542)             80,387
                                            -------              ------
 Cash flow from investing
  activities
   Purchases of property
    and equipment                           (26,399)            (63,035)
   Deferred computer software
    development costs                      (169,977)               -
                                            -------              ------
Cash used in investing activities          (196,376)            (63,035)
                                            -------              ------
Cash flow from financing activities
     Short-term borrowings from
      related parties                       340,000                 864
     Repayment of short-term
      borrowings from related
      parties                              (185,000)               -
     Repayment of capital lease
      obligations                           (43,200)            (11,102)
     Common stock repurchased
      and retired                            (1,800)               -
                                            -------              ------
Cash provided by (used in)
 financing activities                       110,000             (10,238)
                                            -------              ------
     Increase (decrease) in
      cash and cash equivalents             (86,918)              7,114

Cash and cash equivalents,
 beginning of year                           91,359              84,245
                                            -------              ------
Cash and cash equivalents,
 end of year                             $    4,441           $  91,359
                                          =========            ========

Supplemental cash flow
 information
Property and equipment acquired
 under capital leases                    $  254,864           $    -
                                          =========            ========
  Common stock issued for reduction
   of note payable to related
   parties                               $  125,601           $    -
                                          =========            ========
     Income taxes paid                   $     -              $    -
                                          =========            ========
     Interest paid                       $   87,612           $  87,929
                                          =========            ========


See accompanying notes to consolidated financial statements.

           DATA NATIONAL CORPORATION AND SUBSIDIARIES

           Notes to Consolidated Financial Statements

                September 30, 1996 and 1995


(1)     Organization, Operations, and Significant Accounting Policies
---------------------------------------------------------------------
     Organization and Operations
     ---------------------------
Data National Corporation (DNC) was incorporated under the laws of the State of Colorado on November 5, 1982. On March 23, 1987, the Company acquired, through an exchange of its common stock, 97.8% of the outstanding common stock of Data National Inc. (DNI). DNI is a holding company and owns 100% of the shares Service Business Systems, Inc. (SBS) and National COM-LINK Systems, Inc. (NCL). DNI acquired all of the common stock of SBS and NCL in June of 1986. The Company acts as a holding company for DNI and its subsidiaries and coordinates their activities.

NCL receives royalties from licensing a trademarked name and, in 1996, recognized revenue that was previously deferred as a result of the termination of a contract for the sale of hardware and software products.

The Company derives revenue from products and services provided by its subsidiary, Service Business Systems (SBS), which is the Company's only operating subsidiary. Since inception, SBS has provided database marketing services to the automotive industry (service stations of major oil companies and independent auto repair facilities). These clients accounted for 88% and 100% of the Company's net sales in fiscal 1996 and fiscal 1995, respectively. In fiscal 1996, SBS began expanding its client base to include auto dealerships and customers in the financial services industry.

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

     Deferred Computer Software Development Costs
     --------------------------------------------
The Company is developing a proprietary database application as the basis for its core business functions. The Company has capitalized $169,977 in fiscal 1996 as deferred computer software development costs. The costs deferred include the costs of outside consultants and salary and benefit costs of programmers hired upon completion of the design phase, to complete the programming of this software. Upon completion of the software, these costs will be amortized using the straight-line method over a useful life of 3 years.

     Deferred Revenue
     ----------------
     Prepayments for products are recorded as deferred revenue until the product is delivered.

     Reverse Stock Split
     -------------------
All share amounts, share prices, and per share amounts have been adjusted to give effect to a 400 to 1 reverse stock split that was effective on September 30, 1996.

     Sales and Credit Risk
     ---------------------
     Sales are recognized upon completion of services or mailing of marketing materials, as applicable.

     Sales are made by extending credit to customers on a short-term basis, using informal credit evaluations, and are on an uncollateralized basis.

     Advertising
     -----------
     The Company expenses advertising costs as incurred. Such costs amounted to $10,415 and $6,001 in fiscal 1996 and fiscal 1995, respectively.

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


(2)     Related Party Transactions
----------------------------------
     Short-Term Borrowings - Related Parties
     ---------------------------------------
     The Company has borrowed funds to meet short-term working capital needs from two of its shareholders. Interest on the unpaid balance is at the rate of 10% per annum. The principal balance is payable when the Company enters into a line of credit agreement with a bank.

     Note Payable to Related Parties
     -------------------------------
     The Company refinanced certain existing indebtedness to two shareholders on January 10, 1996. One of the shareholders is now Chairman of the Board of Directors and owns or controls 206,299 shares of the Company's common stock. The principal amount of the note is $743,472, including accrued interest on prior indebtedness of $192,072, with interest at 10%, due on or before October 1, 2001. The note is secured by inventory; trade receivables; the right to the name, "Data National Corporation," and related trademarks, licensing agreements, patents, and similar rights; bank accounts; and the stock of DNI and all of its subsidiary corporations. Interest expense on the related party note amounted to $81,980 and $87,443 in fiscal 1996 and fiscal 1995, respectively.

     Purchase of Note Payable to Related Parties and Exchange of Note for
     --------------------------------------------------------------------
     Common Stock
     ------------
     On May 15, 1996, three officers of the Company purchased $93,600 of the note payable to related parties from the related parties in exchange for notes payable to related parties from the officers. The officers exchanged the notes for 390,000 shares of common stock at a price of $0.24 per share.

     On July 31, 1996, the Chief Financial Officer of the Company purchased $32,000 of the note payable to related parties from the related parties in exchange for a note payable to the related parties from the officer. The Chief Financial Officer exchanged the note to exercise a warrant to purchase 160,000 shares of common stock of the Company at a price of $0.20 per share.

     Compensation to Related Party
     -----------------------------
     A member of the Board of Directors received $3,000 per month for 8 months in fiscal 1995 for consulting services. Additionally, a company that he controls was indebted to the Company in the amount of $2,924 at September 30, 1995. At September 30, 1995, the Company was indebted to this individual for $3,000.

     Lease Payments to Related Party
     -------------------------------
     The son of the Chief Financial Officer leased equipment to the Company under three capital leases, which are summarized in Note 4. All of these leases were paid in full as of September 30, 1996.

(3)     Property and Equipment
------------------------------
     A summary of property and equipment at September 30, 1996 and 1995 follows:

                                           1996               1995
                                        ----------         -----------
 Furniture and fixtures                 $ 35,593           $ 13,584
 Office equipment                        121,120             66,535
 Production equipment                    557,643            340,964
 Vehicles                                 10,058             10,058
                                         -------            -------
                                        $724,414           $431,141
                                        ========           ========

(4)     Capital Lease Obligations
---------------------------------
     The Company leases various equipment under capital leases. Following is a summary of minimum lease payments required under capital leases as of September 30, 1996:

 1997                               $100,752
 1998                                100,752
 1999                                 64,583
 2000                                  8,335
 2001                                  2,259
                                     -------
 Total minimum commitments           276,681
 Less portion representing
  interest                           (45,322)
 Present value of net minimum         ------
  commitments                        231,359
 Less current portion                (75,401)
                                     -------
     Non-current portion            $155,958
                                    ========

    Assets held under capital leases at September 30, 1996 and 1995 are summarized as follows:

                                                1996         1995
                                               ------       ------
Assets at cost                                $254,864     $ 20,758
 Less accumulated depreciation                 (21,809)      (4,448)
                                              --------     --------
                                              $233,055     $ 16,310
                                              ========     ========

A summary of capital leases follows:

                                                1996         1995
                                               ------       ------
Monthly payment of $692 to related party,
 interest at 14%, due in September 1996       $   -         $  7,685
Monthly payment of $8,396, interest
 ranging from 4.9% to 19.9%, due from
 October 1998 through February 2001            231,359          -
               Less current portion            (75,401)       (6,932)
                                              --------      --------
                                              $155,958      $    753
                                              ========      ========

  Amortization of capital leases is included in depreciation expense.

     Interest expense attributable to capital leases of the Company is included in interest expense in the accompanying consolidated financial statements and amounted to $12,151 and $1,350 in fiscal 1996 and fiscal 1995, respectively.


(5)     Commitments
-------------------
     Office Lease
     ------------
     The Company occupies office space under a lease that expires in February 1999 and requires monthly payments of $3,805. Following is a summary of future rental commitments under this lease:

1997           $45,662
1998           $45,662
1999           $19,026

     Rent expense amounted to $37,836 in fiscal 1996 and $33,600 in fiscal
1995.

     Incentive Plans
     ---------------
     In July 1994, the Company adopted an Employee Incentive Plan, which provided for a contribution to the plan of 5% of quarterly sales in excess of $480,000. For 1995, this contribution amounted to $1,424 and has been accrued in the accompanying consolidated balance sheets. This plan was terminated as of December 31, 1995.

     Also in July 1994, the Company adopted an Executive Compensation Incentive Plan, which provides for a contribution to the plan of 20% of quarterly net income in excess of $75,000. Through September 30, 1995, there were no contributions due. In September of 1995, the Board of Directors replaced the 1994 plan with a new executive compensation plan for the year ending September 30, 1996. The plan provided for a bonus of 40% of the net income of the Company in excess of $125,000. As of September 30, 1996, no contributions have been made to the plan, and the plan has been terminated.

     During fiscal 1996, the Board of Directors adopted the 1996 Incentive Plan, which is made available to all of the Company's full time employees as an incentive to achieve improved profitability. Pursuant to the terms of the plan, the Company will contribute an amount equal to six percent of the Company's net profit on a calendar quarterly basis for the calendar year beginning January 1, 1996. Full time employees of the Company each receive a number of shares in the plan based upon their respective categories of employee classification. No shares have been contributed to the 1996 Profit

Sharing Plan, as the Company was not profitable for the nine months ended September 30, 1996.

     Profit Sharing Plan

     In August 1992, the Company adopted a 401(k) Profit Sharing Plan, which covers all employees with three months service and who are at least 21 years old. A participant may defer a maximum of 15% of his compensation to the statutory limit, and the Company matches the first 5% of the amount deferred. In fiscal 1996 and fiscal 1995, such matching contributions amounted to $1,435 and $1,433, respectively.


(6)     Common Stock

On May 15, 1996, the Company entered into agreements with three officers of the Company to sell them shares of its common stock at $0.24 per share. Certain restrictions have been placed on the transfer of these shares and lapse with respect to one-third of the shares each August 1 during each of the three consecutive calendar years beginning on August 1, 1996. The restrictions lapse if the officer is an employee on August 1, and has not had a break in service. Restrictions also lapse upon one of the following events: sale of all or substantially all of the assets of the Company, officer's death, permanent total disability or retirement or, the Board determines that a significant corporate event has occurred (merger, consolidation, etc.). If an officer terminates employment with the Company, all shares still subject to the restrictions shall be sold by the officer to the Company at the original purchase price.

The Vice-President, Marketing resigned as of August 23, 1996, and the Company repurchased his shares.

On July 31, 1996, the Chief Financial Officer exercised warrants to purchase 160,000 shares of common stock at a purchase price of $0.20 per share. The warrants were assigned to the Chief Financial Officer from a related party in 1993.


(7)     Major Customers
-----------------------
     The following customers each accounted for more than 10% of sales in fiscal 1996 and fiscal 1995:

                          % of Sales
                       ----------------
Customer               1996        1995
--------               ----        ----
A                      40.0        40.1
B                      12.4        18.1
C                      10.8        12.2

(8)     Income Taxes

     The approximate tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax liabilities and deferred tax assets at September 30, 1996, computed in accordance with SFAS No. 109, is as follows:

 Deferred Tax Assets
 Net operating loss carryforward                         $ 494,000
 Allowance for doubtful accounts                             2,000
 Accrued interest - note payable to related party           65,000
                                                           -------
     Total Gross Deferred Tax Assets                       561,000
          Less valuation allowance                        (561,000)
                                                           -------
      Net Deferred Tax Assets                             $   -
                                                           =======

   At September 30, 1996 the Company has net operating loss carryforwards which expire as follows:

          Expiration                        Amount
          ----------                        ------
            1999                        $    6,000
            2000                           208,000
            2001                            87,000
            2002                            11,000
            2003                           501,000
            2004                           432,000
            2005                           207,000
                                          --------
                                        $1,452,000

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

     PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
Compliance With Section 16(a) of the Exchange Act of the Company
-----------------------------------------------------------------
     The Directors and Officers of the Company at September 30, 1996, are as follows:

     Name               Age                     Position
 --------------------   ---      -----------------------------------------
 Ray E. Dillon III      43       Director and Chairman of the Board
 Richard S. Simms       46       Chief Financial Officer, Director, Treasurer
 Donald V. Warriner     46       Chief Executive Officer, President and
                                 Director
 J. Scott Fowler        32       Chief Operating Officer and Secretary

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

     J. Scott Fowler is the Chief Operating Officer of the Company.  From 1994
     ---------------
to 1995 he was a consultant for Raymond James Consulting. From 1993 to 1994 he was a consultant for Infovisa, Inc. From 1987 to 1993 he was a Senior Management Consultant with Electronic Data Systems. Mr. Fowler holds a Bachelor's degree in Industrial Engineering from the University of Texas and an MBA from the University of Colorado.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------
     Section 16(a) of the Securities Exchange Act of 1934 does not require any of the Company's officers, directors or persons who own more than ten percent of the Company's equity securities to file any reports of ownership or changes in ownership with the Securities and Exchange Commission because the Company does not currently have any class of securities registered under Section 12 of that Act.

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



(1) Includes shares owned by the Simms Family Partnership, controlled by Mr. Simms.
(2)     Includes 76,267 shares owned by other members of the Dillon family.


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

     The Company refinanced certain existing indebtedness to Ray E. Dillon, Jr. And Ray E. Dillon, III (father and son), (the "Dillon note"), in January, 1996. Ray E. Dillon III is now Chairman of the Board of Directors and owns and controls 206,299 shares of the Company's common stock. The principal amount of the note was $677,000, with interest at 10%, and was originally due on or before October 1, 1996. Additionally, the Company owed $192,072 in accrued interest from the prior indebtedness. The note and this accrued interest are secured by inventory; trade receivables; the right to the name, "Data National Corporation," and related trademarks, licensing agreements, patents, and similar rights; bank accounts; and the stock of DNI and all of its subsidiary corporations.

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

     Interest expense on the Dillon note amounted to $81,980 in fiscal 1996 and $87,443 in fiscal 1995.

     On May 15, 1996, three officers of the Company purchased $93,600 of the note payable to related parties from the related parties in exchange for notes payable to related parties from the officers. The officers exchanged the notes for 390,000 shares of common stock at a price of $0.24 per share.

     On July 31, 1996, the Chief Financial Officer of the Company purchased $32,000 of the note payable to related parties from the related parties in exchange for a note payable to the related parties from the officer. The Chief Financial Officer exchanged the note to exercise a warrant to purchase 160,000 shares of common stock of the Company at a price of $0.20 per share.

     Ray E. Dillon III and Richard S. Simms have loaned $155,000 to SBS as of September 30, 1996 to meet certain operating expenses until a line of credit is secured from a bank. The loan bears interest at a rate of 10% plus transaction costs. On January 3, 1997 the Company closed on a $500,000 revolving loan facility with Norwest Business Credit. Under the terms of this facility, the Company and SBS pledged all of their assets to collateralize the financing. The line of credit bears an interest rate of 5% over Norwest's prime lending rate. Advances under the facility are limited to 80% of eligible receivables. As a condition of the financing, the related parties subordinated their debt to Norwest. As of January 6, 1997 Norwest had not funded this facility. When the facility is funded, which is anticipated to be no later than January 15, 1997, these short-term advances will be repaid.


                            SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                              DATA NATIONAL CORPORATION
BY(Signature)                             /s/ Richard S. Simms
(Date)                                    January 13, 1997
(Name and Title)                          Richard S. Simms, Chief Financial
                                          Officer, Treasurer and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


(Registrant)                              DATA NATIONAL CORPORATION
BY(Signature)                             /s/ Richard S. Simms
(Date)                                    January 13, 1997
(Name and Title)                          Richard S. Simms, Chief Financial
                                          Officer, Director and Treasurer


(Registrant)                              DATA NATIONAL CORPORATION
BY(Signature)                             /s/ Ray E. Dillon III
(Date)                                    January 13, 1997
(Name and Title)                          Ray E. Dillon III, Chairman of the
                                          Board and Director

(Registrant)                              DATA NATIONAL CORPORATION
BY(Signature)                             /s/ Donald V. Warriner
(Date)                                    January 13, 1997
(Name and Title)                          Donald V. Warriner, Chief Executive
                                          Officer and Director