Form 10-Q
period 1996-12-31
DATA NATIONAL CORP
filed 1997-02-14
CIK 760462

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

                           FORM 10-QSB



     [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 1996


     [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15 (d)  OF
                         THE EXCHANGE ACT




       For the transition period from          to
                                      --------    ----------

               Commission file number  2-95050-D


                    DATA NATIONAL CORPORATION
(Exact name of small business issuer as specified in its charter)




           Colorado                                  84-0958983
  ---------------------------          -------------------------------
  (State or other jurisdiction        (IRS Employer Identification No.)
of incorporation or organization)



    11415 West I-70 Frontage Road North, Wheat Ridge, CO 80033
   -------------------------------------------------------------
             (Address of principal executive offices)



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

The number of shares outstanding of the issuers Common Stock, .001 par value as of December 31, 1996 was 1,499,165 shares.

Transition Small Business disclosure format.  Yes       No   X
                                -1-

                     ITEM 1.  FINANCIAL STATEMENTS


                DATA NATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                (Unaudited)    (Unaudited)        (Audited)
                                December 31,   December 31,      September 30,
                                    1996           1995              1996
                                ------------   ------------      ------------
Assets
Current Assets
 Cash and equivalents              $  1,648      $ 37,585           $  4,441
 Receivables:
Trade, less allowances for bad      333,206       403,059            342,592
    debts of $5,077 in 1996 and
    1995, respectively
  Other                              15,253         7,117             15,305
                                    -------       -------            -------
Inventory, at cost                   85,065        61,725             63,354
Prepaid expenses                     33,276         4,513             35,523
                                    -------        ------            -------
   Total current assets             468,448       513,999            461,215

Property and equipment, at cost     739,514       475,352            724,414
Less: Accumulated depreciation     (392,609)     (328,512)          (373,709)
                                    -------       -------            -------
                                    346,905       146,840            350,705
                                    -------       -------            -------
Deferred Computer Software
 Development Costs                  202,278         8,838            169,977

Other assets                         20,931         6,030             12,871
                                 ----------      --------           --------
                                 $1,038,562      $675,707           $994,768


Liabilities and Shareholders'
 Deficit

Current Liabilities
 Short-term borrowings-related
  parties                          $156,000       - 0 -             155,000
 Current portion - capital
 leases                              78,196        18,431            75,401
 Accounts payable                   181,554        67,537           138,426
 Accrued expenses                    97,385        27,070            81,271
 Deferred revenue                    75,470       141,579            26,419
   Total current liabilities        588,605       254,617           476,517
                                    -------       -------           -------
 Note payable - related party       745,272       869,072           743,472
   Capital leases, net of
    current portion                 143,935        21,052           155,958

Shareholders' Deficit
 Common stock $.001 par value,
   authorized 100,000,000
   shares; 1,499,165 and 818,190
   shares issued and outstanding
   at December 31, 1996 and 1995,
   respectively                       1,499           818             1,498
 Additional paid-in capital         191,947        31,929           188,050
 Accumulated deficit               (632,696)     (501,781)         (570,727)
                                    -------       -------           -------
                                   (439,250)     (469,034)         (381,179)
                                  ---------       -------           -------
                                 $1,038,562      $675,707          $994,768
                                  =========       =======           =======


         See Note to Consolidated Financial Statements

            DATA NATIONAL CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF INCOME AND LOSS (UNAUDITED)

                                          Three Months Ended
                                   December 31           December 31,
                                      1996                   1995
                                   -----------           ------------
  Net sales                           $   630,120            $   734,676
  Cost of sales                           357,230                354,597
                                          -------                -------
   Gross profit                           272,890                380,079


Selling and marketing expense             126,036                103,379
General and administrative expense        176,947                150,404

   Operating income (loss)                (30,093)               126,296
Other income (expense)
   Interest and other income                  134                  2,769
Interest expense, primarily
 related party                            (27,716)               (23,321)
    Other expense                          (4,294)                 - 0 -
                                          (31,876)               (20,552)
                                           ------                 ------
   Net income (loss)                  $   (61,969)           $   105,744


  Net income (loss) per share                (.04)                   .13


  Weighted average shares outstanding   1,498,359                818,190











          See Note to Consolidated Financial Statements

            DATA NATIONAL CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                 Three Months Ended
                                           December 31,         December 31,
                                               1996                1995
Cash flow from operating activities
   Net income (loss)                        $  (61,969)          $   105,744
 Adjustments to reconcile net income to
   cash flow from operating activities
   Depreciation                                 18,900                 9,375
   Common stock issued for services              3,900                     0
 Changes in assets and liabilities:
(Increase) decrease in trade receivables         9,386              (148,060)
(Increase) decrease in other receivables            52               (10,067)
     (Increase) in inventory                   (21,711)              (14,033)
     Decrease in other current assets            2,247                   120
     (Increase) decrease in other assets        (8,060)                2,538
     Increase in accounts payable               43,128                 5,759
     Increase in accrued expenses               16,114                 7,000
     Increase in deferred revenue               49,051                 9,101
                                               -------                ------
     Total adjustments                         113,007              (138,267)
                                               -------               -------
   Cash provided by (used in)
        operating activities                    51,038               (32,523)
                                                ------                -------
Cash flow from investing activities
   Purchases of property and equipment          (5,373)               (4,911)
Deferred computer software development
 costs                                         (32,301)               (8,838)
                                                ------                ------
     Cash used in investing activities         (37,674)              (13,749)

Cash flow from financing activities
Short-term borrowings from related parties     196,000                     0
  Repayment of short-term borrowings from
     related parties                          (195,000)                    0
 Increase in note payable-related parties        1,800                     0
   Repayment of capital lease obligations      (18,957)               (7,502)

   Cash (used in) financing activities         (16,157)               (7,502)

   (Decrease) in cash and equivalents           (2,793)              (53,774)

Cash and equivalents, beginning of period        4,441                91,359

   Cash and equivalents, end of period      $    1,648           $    37,585
                                               -------              --------
Supplemental cash flow information
 Property and equipment acquired under
    capital leases                          $    9,729           $    39,300
                                              --------              --------
   Interest paid                            $    9,324           $    23,321

          See Note to Consolidated Financial Statements

               DATA NATIONAL CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

          FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

                                                       Additional
                                     Common Stock       Paid-in   Accumulated
                                   Shares     Amount     Capital     Deficit
                                 ---------   --------  ----------  ----------
Balance, October 1, 1995          818,190     $  818    $ 31,929   $(607,525)

Net income for the three months
 ended December 31, 1995             -           -          -        105,744
                                  -------       ----      ------     -------
Balance, December 31, 1995        818,190        818      31,929    (501,781)

Issuance of common stock for
 reduction of note payable to
 related parties                  550,000        550     125,051        -

Issuance of common stock for
 services                         137,500        138      32,862        -

Common stock repurchased and
 retired                           (7,500)        (8)     (1,792)       -

Net (loss) for the nine months
 ended September 30, 1996             -           -         -        (68,946)
                                ---------      ------    -------     -------
Balance, September 30, 1996     1,498,190       1,498    188,050    (570,727)
                                ---------      ------    -------     -------
Issuance of common stock for
 services                             975           1      3,897        -

Net (loss) for the three
 months ended December 31,
 1996                                 -            -         -       (61,969)
                                ---------      ------   --------   ---------
Balance, December 31, 1996      1,499,165      $1,499   $191,947   $(632,696)
                                =========      ======   ========   ==========













              See Note to Consolidated Financial Statements
                           -5-

----------------------------------------
            DATA NATIONAL CORPORATION AND SUBSIDIARIES
            NOTE TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - MANAGEMENT'S STATEMENT
-------------------------------
     In the opinion of management, the accompanying financial statements contain all adjustments (which consist only of normal, recurring adjustments) necessary to fairly present the Company's financial position, results of operations, and cash flows. The operating results presented are not necessarily indicative of the operating results for the years ending September 30, 1997 and 1996.

     Reference should be made to the notes to the consolidated financial statements included in Form 10-KSB for the year ended September 30, 1996, for additional information.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------
Results of Operations
---------------------
     The following information should be read in conjunction with the condensed consolidated financial statements and notes included in this Quarterly Report and in the audited Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K for the fiscal year ended September 30, 1996.

Quarter Ended December 31, 1996 compared to Quarter Ended December 31, 1995
---------------------------------------------------------------------------
     Net sales for the quarter ended December 31, 1996 were $630,120 compared to $734,676 for the quarter ended December 31, 1995. This represents a decrease of $104,556 or 14%. Approximately $53,000 of the decrease was due to a decrease in revenues from Sun Oil Co. for services that were "pushed forward" to January of 1997. An additional $18,000 of revenue received in 1995 for additional services to Sun Oil Co. was not received in 1996.

     The business of the Company has been seasonal, and a large portion of the revenue of the Company has been received from the sales of holiday greeting cards. Revenues from the sales of this product were $199,963 for the quarter ended December 31, 1996 and $228,243 for the quarter ended December 31, 1995. The decrease in the sales of holiday greeting cards in the amount of $28,220 accounted for a portion of the overall decrease in sales for 1996. In addition to the items above, the Company received $10,000 in licensing revenue in 1995 that was not received in 1996.

     Cost of goods sold was $357,230 or 57% of sales in 1996 compared to $354,597 or 48% of sales in 1995. The higher cost of goods sold was due to additional fixed costs in the production department, including additional depreciation expense in the amount of $7,700 due to the purchase of new equipment and additional fixed salaries in the amount of $9,000.

     Gross profit totalled $272,889 or 43% of sales in the third quarter of 1996, compared to $380,079 or 53% of sales in 1995. The decrease in gross profit was attributable to the factors stated above. In addition, $10,000 of the revenue received from licensing in 1995 did not have any cost of goods sold associated with the revenue and resulted in a higher gross margin.

     Selling and marketing expenses increased by $22,657 to $126,036 or 20% of sales in 1996 compared to $103,379 or 14% of sales in 1995. Sales and marketing salaries increased by $7,000, due to the hiring of additional sales and marketing personnel. Travel increased by $9,000 due to additional travel for new contracts which will commence in January of 1997.

     General and administrative (G&A) expenses increased by $26,543 to $176,947 or 28% of sales in 1996 compared to $150,404 or 20% of sales in 1995. Rent and depreciation expense accounted for $5,000 of the increase.

     The remaining material increase in G&A of $10,000 was due to costs the Company continued to incur in their information technology department related to the replacement of their computer system used for production of products and maintenance of the database. In addition to the costs reported as G&A expense, the Company spent $32,301 in software development costs for the quarter ended December 31, 1996. These capitalized costs will be amortized over three years when the project is completed and the new software is being utilized, which is anticipated in the first quarter of 1997.

     Interest expense for the three months ended December 31, 1996 was $27,716 compared to $23,321 for the three months ended December 31, 1995. The increase was due to additional leases added in the last twelve months.

Variability of Periodic Results and Seasonality
-----------------------------------------------
     Results from the three-month period cannot be used to predict the results for the entire year. Revenues fluctuate from period to period. The Company received seasonal revenue from the sales of holiday greeting cards of $199,963 for the quarter ended December 31, 1996 and 228,243 for the quarter ended December 31, 1995.

Liquidity and Capital Resources
-------------------------------
     The Company's cash and cash equivalents decreased over the last three months by $2,793. The inventory of the Company increased by $21,000 due to new products. The increase in inventory was funded by an increase in accounts payable, accrued expenses, and deferred revenue.

     Short term borrowings to related parties increased by $1,000 for the quarter ended December 31, 1996. A large portion of the borrowings were repaid from the revolving loan facility with Norwest Business Credit, funded on January 15, 1997.

     In December of 1996 the Company commenced a private placement of its common stock. Under the terms of the offering, the Company expects to raise a minimum of $200,000 and a maximum of $1,000,000. As of February 12, 1997, the Company had received the minimum in the form of $50,000 in cash and an additional $150,000 from the related parties in the form of a reduction on the $745,272 note to related parties.

     The Company has received additional contracts for new business of approximately $2,000,000. It is anticipated that approximately $1,500,000 of the new business will be completed before the year ending September 30, 1997.

     The Company believes that the existence of the revolving loan facility, internal cash flow generated from new and existing business, capital leases to be obtained for the purchase of new equipment, and additional proceeds from the private placement of the Company's common stock will enable the Company to meet its currently projected working capital and the cash requirements through at least the end of the 1997 fiscal year. There can be no assurance, however, that the additional funds will be raised and that the capital leases will be obtained.

                    DATA NATIONAL CORPORATION

                           FORM 10-QSB

                        December 31, 1996

                        OTHER INFORMATION

PART II

 ITEM 1.Legal Proceedings.

     The Company knows of no material pending legal proceedings to which the Company is a party or to which any of its assets are subject.

 ITEM 2.Changes in Securities.  None

 ITEM 3.Defaults Upon Senior Securities.  None

 ITEM 4.Submission of Matters to a Vote of Security Holders.  None

 ITEM 5.Other Information.  None

 ITEM 6.Exhibits and Reports on Form 8-K.

      (a)Exhibits.

     10.1  Revolving Note
     10.2  Credit and Security Agreement
     10.3  Collateral Account Agreement
     10.4  Agreement as to Lockbox Service
     10.5  Landlord's Disclaimer and Consent
     10.6  Support Agreement - Richard S. Simms
     10.7  Support Agreement - Donald V. Warriner
     10.8  Guaranty by Corporation
     10.9  Security Agreement for Guaranty
     10.10 Security Agreement in  Favor of Norwest Bank NA
     10.11 Subordination Agreement
     10.12 Assignment

      (b)Reports on Form 8-K - None.

EX- 27     Financial Data Schedule

                           SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant)                                DATA NATIONAL CORPORATION
BY(Signature)                               /s/ Richard S. Simms
(Name and Title)                            Richard S. Simms
(Date)                                      February 14, 1997












(12-31-96.10q)