Form 10-Q
period 1997-03-31
DATA NATIONAL CORP
filed 1997-05-15
CIK 760462

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

                           FORM 10-QSB



     [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1997


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
Yes   X   No

The number of shares outstanding of the issuers Common Stock, .001 par value as of March 31, 1997 was 1,555,415 shares.

Transition Small Business disclosure format.  Yes       No   X
                                                 ------    ------

ITEM 1.
FINANCIAL STATEMENTS
--------------------

         DATA NATIONAL CORPORATION AND SUBSIDIARIES

              Consolidated Balance Sheets (Unaudited)

                           March 31,        March 31,      September 30,
                            1997              1996             1996
                          ----------       -----------      ------------
Assets
------
Current Assets
  Cash and equivalents   $   13,314       $   30,342        $     4,441
  Receivables
  Trade, less allowance
   for bad debts of
   $5,077 in 1997 and
   1996, respectively       415,075          230,761            342,592
  Other                      12,970           39,525             15,305
Inventory, at cost           72,006           60,691             63,354
Other current assets         60,259           21,630             35,523
                           --------         --------           --------
  Total current assets      573,624          382,949            461,215

Property and equipment,
 at cost                    826,354          579,923            724,414
Less accumulated
 depreciation              (413,709)        (339,887)          (373,709)
                           --------         --------           --------
                            412,645          240,036            350,705
                           --------         --------           --------
Deferred computer
 software development
  costs                     245,373           68,465            169,977
Other assets                 43,379            8,086             12,871
                           --------          -------           --------
                        $ 1,275,021       $  699,536        $   994,768
                        ===========        =========         ==========

Liabilities and
 Shareholder's
 Deficit
Current Liabilities
Short-term
borrowings
 - related parties      $   -             $    -            $   155,000

Short-term
borrowings -
bank line of credit          30,008              -                   -
Current portion -
 capital lease
 obligations                 94,175           37,593             75,401
Accounts payable            256,625           80,690            138,426
Accrued expenses            181,219           27,844             81,271
Deferred revenue             46,642          133,210             26,419
                          ---------        ---------           --------
  Total current
   liabilities              608,669          279,337            476,517
                          ---------        ---------           --------

Note payable to
 related parties            595,272          869,072            743,472
Capital lease
 obligations, net of
 current portion            165,098           82,213            155,958

Shareholders' Deficit
Common stock $.001
par value, authorized
100,000,000 shares;
1,555,420 and
1,498,190 shares
issued and outstanding
at March 31, 1997 and
September 30, 1996,
respectively                  1,555              818             1,498

Additional paid-in
 capital                    416,892           31,929           188,050

Accumulated deficit        (512,465)        (563,833)         (570,727)
                           --------         --------          --------
                            (94,018)        (531,086)         (381,179)
Commitments             $ 1,275,021       $  699,536       $   994,768

              See Notes to Consolidated Financial Statement

ITEM 1.
FINANCIAL STATEMENTS (CONTINUED)
--------------------------------
             DATA NATIONAL CORPORATION AND SUBSIDIARIES

            Consolidated Statements of Income (Unaudited)

                       Three months ended         Six months ended
                            March 31                  March 31
                      1997           1996        1997           1996
                    --------       --------    --------       --------
Net
sales              $1,258,486     $ 600,532   $1,888,605    $1,335,208
Cost of sales         785,256       396,300    1,171,680       783,577
                   ----------     ---------   ----------    ----------
Gross profit          473,230       204,232      716,925       551,631

Selling and
 marketing
 expense               78,496        69,042      175,338       132,495
General and
 administrative
 expense              244,181       181,118      421,128       338,768
                   ----------     ---------    ---------     ---------
Operating income      150,553       (45,928)     120,459        80,368

Other income
 (expense)
Interest and
 other income           1,381         6,549        1,515         9,318
Interest expense,
including amounts
to related
parties of
$30,374 for the
six months ended
March 31, 1997
and $44,248 for
the six months
ended March 31,
1996                  (31,445)      (22,673)     (59,161)      (45,994)

Other expense            (259)         -          (4,551)         -
                     --------      --------     --------       -------
                      (30,323)      (16,124)     (62,197)      (36,676)
                     --------      --------     --------       -------
Net income          $ 120,230      $(62,052)   $  58,262     $  43,692
                    =========      ========    =========     =========
Primary Earnings
 per Common share   $    0.08      $  (0.08)   $    0.04     $    0.05
                    =========      ========    =========     =========
Weighted average
 shares
 outstanding        1,523,621       818,190    1,523,621       818,190

           See Note to Consolidated Financial Statement

ITEM 1.
FINANCIAL STATEMENTS (CONTINUED)

            DATA NATIONAL CORPORATION AND SUBSIDIARIES

          Consolidated Statement of Shareholders' Equity

                                             Additional
                         Common Stock         Paid-in     Accumulated
                      Shares      Amount      Capital       Deficit
                    ---------   ---------   ------------  ------------
Balance, October
 1, 1995              818,190    $    818    $   31,929    $ (607,525)
Net income for
 the six months
 ended March 31,
 1996                    -           -             -           43,692
Balance, March
--------------
 31, 1996             818,190         818        31,929      (563,833)
 --------
Issuance of
 common stock
 for reduction
 of note payable
 to related
 parties              550,000         550       125,051          -
Issuance of
 common stock
 for services         137,500         138        32,862          -
Common stock
 repurchased
 and retired           (7,500)         (8)       (1,792)         -
Net  (loss) for
 the six months
 ended September
 30, 1996                  -          -            -           (6,894)
                     --------     -------     ---------        ------
Balance,
 September 30,
 1996               1,498,190       1,498       188,050      (570,727)
Issuance of
common stock
for reduction
of note payable
to related
parties                37,500          37       149,962          -
Issuance of
 common stock
 for services             975           1         3,899          -
Issuance of
 common stock          18,750          19        74,981          -
 Net income for
 the six months
 ended March 31,
 1997                    -          -              -           58,262
                    ---------    --------      --------      --------
Balance, March
 31, 1997           1,555,415   $   1,555    $  416,892    $ (512,465)
                    =========   =========    ==========    ==========

            See Note to Consolidated Financial Statement

ITEM 1.
FINANCIAL STATEMENTS (CONTINUED)
--------------------------------

          DATA NATIONAL CORPORATION AND SUBSIDIARIES

       Consolidated Statements of Cash Flows (Unaudited)

                                       Six months ended March 31,
                                       --------------------------
                                          1997            1996
                                       ----------      ----------
Cash flow from operating activities
 Net income                           $    58,262      $    43,692
Adjustments to reconcile net income
 to cash flow from operating
 activities
Depreciation                               40,000           20,750
Common stock issued for services            3,900             -
Changes in assets and liabilities
(Increase) decrease in trade
 receivables                              (72,483)          12,107
(Increase) decrease in other
 receivables                                2,335          (37,461)
(Increase) in inventory                    (8,652)         (12,999)
(Increase) in other
 current assets                           (19,102)         (16,997)
(Increase) decrease in other assets       (30,508)           7,599
Increase in accounts
 payable                                  118,208           18,913
Increase in accrued
 expenses                                  99,948            7,774
Increase in deferred
 revenue                                   20,223              731
                                         --------         --------
Total adjustments                         153,869              417
                                         --------         --------
Cash provided by
 operating activities                     212,131           44,109
                                         --------         --------
Cash flow from investing activities
 Purchases of property and equipment      (39,590)         (21,019)
Deferred computer software
 development costs                        (75,396)         (68,465)
Cash used in investing activities        (114,986)         (89,484)
                                         --------         --------
Cash flow from financing activities
Short-term borrowings from related
 parties                                  201,000             -
Short-term borrowings bank line of
 credit                                 1,045,723             -
Sale of common stock                       75,000             -
Increase in note payable-related
 party                                      1,800             -
Repayment of short-term borrowings
 from related parties                    (356,000)            -
Repayment of short-term borrowings
 bank line of credit                   (1,015,715)            -
Repayment of capital lease
 obligations                              (40,080)         (15,642)
                                        ---------         --------
Cash used in financing
 activities                               (88,272)         (15,642)
                                        ---------         --------
Increase (decrease) in cash and cash
 equivalents                                8,873          (61,017)
Cash and cash equivalents, beginning
 of period                                  4,441           91,359
                                         --------         --------
Cash and cash equivalents, end of
 period                                 $  13,314       $   30,342
                                        =========       ==========
Supplemental cash flow information
Property and equipment acquired
 under capital leases                   $  67,984       $  127,763
                                        =========       ==========
Common stock issued for reduction
 of note payable to related parties     $ 150,000       $     -
                                        =========       ==========
Income taxes paid                       $    -          $     -
                                        =========       ==========
Interest paid                           $  59,161       $   45,994
                                        =========       ==========



               See Notes to Consolidated Financial Statement

         --------------------------------
                 DATA NATIONAL CORPORATION AND SUBSIDIARIES
                  NOTE TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - MANAGEMENT'S STATEMENT

     In the opinion of management, the accompanying financial statements contain all adjustments (which consist only of normal, recurring adjustments) necessary to fairly present the Company's financial position, results of operations, and cash flows. The operating results presented are not necessarily indicative of the expected operating results for the years ending September 30, 1997 and 1996.

     Reference should be made to the notes to the consolidated financial statements included in Form 10-KSB for the year ended September 30, 1996, for additional information.

NOTE 2- BANK LINE OF CREDIT

  On January 3, 1997, the Company closed on a $500,000 revolving loan facility with Norwest Business Credit. Under the terms of this facility, the Company and Service Business Systems (a subsidary) pledged all of their assets to collateralize the financing. The line of credit bears an interest rate of 5% over Norwest's prime lending rate. Advances under the facility may be made on the basis of 80% of the eligible receivables. As a condition of the financing, the related party subordinated their debt to Norwest. The facility was funded on January 15, 1997. The initial termination date of the facility is December 31, 1998.

  ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
            RESULTS OF OPERATIONS
         ---------------------
Results of Operations
---------------------
 The following information should be read in conjunction with the condensed consolidated financial statements and notes included in the Quarterly Report and in the audited Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K for the fiscal year ended September 30, 1996.

Quarter Ended March 31, 1997 compared to Quarter Ended March 31, 1996
---------------------------------------------------------------------
 Net sales for the quarter ended March 31, 1997 were $1,258,486 compared to $600,532 for the quarter ended March 31, 1996. This represents an increase of $657,954 or 110%. During this quarter the Company commenced target mail and Autotrac services for Penske Auto Centers and these services generated approximately $708,000 of revenue during this quarter. Two new gaming industry clients generated approximately $33,000 of revenue during this quarter. These increases were offset by the following items: Sun Oil Co. elected not to do the Customer Handout Program in 1997 that generated approximately $28,000 of revenue in 1996; and Texaco Star did not have a Target Mail Program in 1997 and this program generated approximately $31,000 of revenue in 1996. Printing revenue decreased by approximately $20,000 during this quarter. Printing is dependent on orders from new clients as well as re-orders from existing clients and, as a result, will vary by quarter.

 Cost of sales were $785,256 or 62% of sales in 1997 compared to $396,300 or 66% of sales in 1996. Fixed costs increased, primarily due to a depreciation increase of $7,750 due to the purchase of new equipment and an increase of $12,000 for additional personnel in data processing and outbound customer. These increases were offset by per unit cost savings
(on a percentage basis) of certain variable costs. Including a decrease in printing costs due to increased volume. Also, the Company purchased software providing additional postal sorting capabilities and lower postal costs per piece.

 Gross profit totaled $473,229 or 38% of sales in 1997 compared to $204,232 or 34% of sales in 1996. The increase in gross profit was attributable to the factors stated above.

 Selling and marketing expenses were $78,496 or 6% of sales in 1997 compared to $69,042 or 11% of sales in 1996. Salaries, wages and commissions increased approximately $18,000 due to the hiring of additional sales personnel and increased sales. In 1996 these expenses included approximately $7,000 of one time costs to produce a video about the Company and its products for use in sales and marketing.

 General and administrative expenses increased by $63,063 to $244,181 or 19% of sales in 1997 compared to $181,118 or 30% of sales in 1996. The Total of these expenses have increased due to the growth of the Company, Decreasing as
a percentage of sales.   Approximately $7,000 of this increase is rent for
additional space. Depreciation has increased approximately $1,400 due to purchases of furniture and equipment. In 1997 the Company obtained a line of credit from a bank and incurred fees to obtain this loan. These fees are being amortized over the initial life of the loan (two years) and totaled $1,825 in this quarter. The Company has a profit sharing plan which pays eligible employees 6% of net income on a quarterly basis. In this quarter the amount was approximately $8,000 and in 1996 this amount was $0.
Bonuses for two officers of the Company were approximately $19,000 in this quarter and were $0 in 1996. A part-time human resources consultant was added at a cost for this quarter of $4,500.

 Interest expense for 1997 was $31,445 compared to $22,673 for 1996. The interest to related parties decreased approximately $7,000 due to the conversion of debt to equity and a decrease in the principal amount of the loan. This was offset by interest of approximately $6,000 on the bank line of credit. The remaining increase, approximately $9,000, was due to additional leases added in the last twelve months.

  During the quarter ended March 31, 1997 the Company spent $43,095 in software development costs. These capitalized costs will be amortized over three years when the project is completed and the new software is being utilized. This software is projected to be completed in July of 1997.

Six Months Ended March 31, 1997 compared to Six Months Ended March 31, 1996
---------------------------------------------------------------------------
  Net sales for the six months ended March 31, 1997 were $1,888,605 compared to $1,335,208 for the six months ended March 31, 1997. This represents an increase of $553,397 or 41%. During this period the Company commenced target mail and Autotrac services for Penske Auto Centers and these services generated approximately $708,000 of revenue. Two new gaming industry clients generated approximately $33,000 of revenue during the period. This increase was offset by a decrease in the sales of holiday greeting cards of approximately $28,000. Also, two existing clients did not do two special projects in 1997 which they had done in 1996. The revenue from these projects was approximately $59,000 in 1996. Printing revenue decreased by approximately $12,000 during this period. Printing is dependent on orders from new clients as well as re-orders from existing clients and, as a result, will vary by period.

  Cost of goods sold was $1,171,680 or 62% of sales in 1997 and $783,577 or 59% of sales in 1996. Fixed costs increased , primarily due to a depreciation increase of $15,400 due to the purchase of new equipment and salaries increased during the period by approximately $28,000 due to the addition of data processing and outbound customer service personnel. These increases have been offset by per unit cost savings (on a percentage basis) of certain variable costs. However, these savings did not have an effect on cost of sales until the second quarter of the fiscal year. Due to increased volume, printing costs decreased. Also, the Company purchased software providing additional postal sorting capabilities and lower postal costs per piece.

 Gross profit totaled $716,925 or 38% of sales in 1997 compared to $551,631 or 41% of sales in 1996. The decrease in gross profit was attributable to the factors stated above.

  Selling and marketing expenses increased by $42,843 to $175,338 or 9% of sales in 1997 compared to $132,495 or 10% of sales in 1996. Salaries, wages and commissions increased approximately $40,000 due to the hiring of additional sales personnel and increased sales. In 1996 these expenses included approximately $7,000 of one time costs to produce a video about the Company and its products for use in sales and marketing.

 General and administrative expenses increased by $82,360 to $421,128 or 22% of sales in 1997 compared to $338,768 or 25% of sales in 1996.The total of These expenses have increased due to the growth of the company, while
decreasing as a percentage of sales.   Approximately $10,000 of
this increase is rent for additional space. Depreciation has increased approximately $3,200 due to purchases of furniture and equipment. In 1997 the Company obtained a line of credit from a bank and incurred fees to obtain this loan. These fees are being amortized over the initial life of the loan (two years) and totaled $1,825 in 1997. The Company has a profit sharing plan which pays eligible employees 6% of net income on a quarterly basis. In this six month period the amount was approximately $8,000 and in 1996 this amount was $0. Bonuses for two officers of the Company were approximately $19,000 this period and were $0 in 1996. A part-time human resources consultant was added in 1997 at a cost of $4,500.

  Interest expense for 1997 was $59,161 compared to $45,994 for 1996. The interest to related parties decreased approximately $14,000 due to the conversion of debt to equity and a decrease in the principal amount of the loan. This was offset by interest of approximately $6,000 on the bank line of credit. The remaining increase, approximately $21,000, was due to additional leases added in the last twelve months.

   During the six months ended March 31, 1997 the Company spent $75,396 in software development costs. These capitalized costs will be amortized over three years when the project is completed and the new software is being utilized. This software is projected to be completed in July of 1997.

Variability of Periodic Results and Seasonality
-----------------------------------------------
  Results from the three month and six month periods cannot be used to predict the results for the entire year. Revenues fluctuate from period to period. The Company received seasonal revenue from the sales of holiday greeting cards of $199,963 for the quarter ended December 31, 1996 and $228,243 for the quarter ended December 31, 1995.

Liquidity and Capital Resources
-------------------------------
  The Company's cash and cash equivalents increased over the last six months by $8,873. Trade receivables increased by $72,000 due to the addition of new clients and the resulting increase in sales. Other current assets increased $19,000 for additional annual maintenance and support agreements for new equipment and software as well as a new property and liability insurance policy which provides higher property damage limits and increased liability protection based on the growth of the Company. Other assets increased $30,000 due to deposits on new leases, a deposit on additional space for production facilities and fees incurred to obtain the bank line of credit. These increases were funded by increases in accounts payable, accrued expenses and deferred revenue as well as net income.

  Short term borrowings from related parties decreased by $155,000 during the six months ended March 31, 1997. These borrowings were repaid from the bank line of credit with Norwest Business Credit. This facility was funded on January 15, 1997. The bank line of credit used totaled $30,000 at March 31 1997.

  In December of 1996 the Company commenced a private placement of its common stock. Under the terms of the offering, the Company expects to raise a minimum of $200,000 and a maximum of $1,000,000. As of May 12, 1997 the Company has received $250,000: $100,000 in the form of cash and an additional $150,000 from the related parties in the form of a reduction on the $595,272 note to related parties.

     The Company has received additional contracts for new business of approximately $2,000,000. It is anticipated that approximately $1,500,000 of the new business will be completed during the fiscal year ending September 30, 1997.

  The Company believes the existence of the revolving loan facility, internal cash flow generated from new and existing business, capital leases to be obtained for the purchase of new equipment, and additional proceeds from the private placement of the Company's common stock will enable the Company to meet its currently projected working capital and cash requirements through at least the end of the 1997 fiscal year. There can be no assurance, however, that the additional funds will be raised and that the capital leases will be obtained.

                        DATA NATIONAL CORPORATION

                              FORM 10-QSB

                             MARCH 31, 1997

                            OTHER INFORMATION

PART II

  ITEM 1.Legal Proceedings.

     The Company knows of no material pending legal proceedings to which the Company is a party or to which any of its assets are subject.

  ITEM 2.Changes in Securities.


The Changes in Securities of the Company are as follows:


     On December 15, 1996 the Company gave each current employee 25 shares of common stock. The total number of shares was 975 and these shares were given in consideration for services to the Company by each of the employees.

     On January 3, 1997 the Company sold 12,500 shares of common stock to a private investor for cash at an offering price of $4.00 per share. There were no discounts or commissions on this sale.

     On January 3, 1997 a current shareholder received 37,500 shares of common stock in exchange for a 150,000 reduction of the 595,272 note to related parties. The exchange was made at a price of $4.00 per share and there were no discounts or commissions due.

     On March 3, 1997 the Company sold 6,250 shares of common stock to a private investor for cash at an offering price of $4.00 per share. There were no discounts or commissions on this sale.

     The shares of the Company's Common Stock which were issued pursuant to the transaction set forth above were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. Each of the persons to whom such securities were issued in exchange for cash or notes made an informed investment decision based upon appropriate offering documents and access to material information regarding the Company. The Company believes that such persons had knowledge and experience in financial and business matters such that they were capable of evaluating the merits and risks of the acquisition of the Company's Common Stock in connection with these transactions. All certificates representing such common shares bear an appropriate legend restricting the transfer of such securities, except in accordance with the Securities Act of 1933, as amended, and stop such transfer instructions have been provided to the Company's transfer agent in accordance therewith.

  ITEM 3.Defaults Upon Senior Securities.     None

  ITEM 4.Submission of Matters to a Vote of Security Holders.     None

 ITEM 5. Other Information.     None

  ITEM 6.Exhibits and Reports on Form 8-K.     None

EX-27    Financial Data Schedule

                           SIGNATURES

 In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant)                             DATA NATIONALCORPORATION
BY)Signature)                            /s/Rick S. Simms
(Dated)                                  March 14, 1997
(Name and Title)                         Rick S. Simms,