Form 10QSB
period 1997-06-30
DATA NATIONAL CORP
filed 1997-08-19
CIK 760462

                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                           FORM 10-QSB

 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
           For the Quarterly period ended June 30, 1997

                 Commission File Number 2-95050-D

                    DATA NATIONAL CORPORATION
 ----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

                 Colorado                                84-0958983
---------------------------------------------     -----------------------------
(State or other jurisdiction of incorporation     (IRS Employer Identification
             or organization)                               No.)

   11415 W. I-70 Frontage Road North,  Wheat Ridge,  CO  80033
   ------------------------------------------------------------
             (Address of principal executive offices)

                          (303)431-1933
                   ---------------------------
                   (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes __X__          No ____

The number of shares outstanding of the issuers Common Stock, .001 par value, as of June 30, 1997 was 1,567,915 shares.

Transition Small Business disclosure format.     Yes  _____     No __X__

ITEM 1.FINANCIAL STATEMENTS

            DATA NATIONAL CORPORATION AND SUBSIDIARIES
             Consolidated Balance Sheets (Unaudited)

                                    June 30,    June 30,  September 30,
                                      1997        1996       1996
     Assets
                                    ----------  --------  ------------
Current Assets
     Cash and equivalents              10,369        154       4,441
     Receivables
          Trade, less allowance
            for bad debts of
            $5,077 in 1997 and
            1996, respectively        514,082    343,377     342,592
          Other                        16,496     19,022      15,305

Inventory, at cost                     94,085     63,220      63,354
Other current assets                   55,490     20,317      35,523
                                    ----------  --------    --------
     Total current assets             690,522    446,090     461,215

Property and equipment, at cost       877,966    641,555     724,414

Less accumulated depreciation        (437,359)  (352,262)   (373,709)
                                    ----------  --------    --------
                                      440,607    289,293     350,705
                                    ----------  --------    --------
Deferred computer software
  development costs                   293,104    120,231     169,977

Other assets                           43,290      8,450      12,871
                                    ----------  --------    --------
                                   $1,467,523   $864,064    $994,768
                                    ----------  --------    --------
See accompanying note to consolidated financial statements.

            DATA NATIONAL CORPORATION AND SUBSIDIARIES
             Consolidated Balance Sheets (Unaudited)
                           (Continued)

                                     June 30,    June 30,  September 30,
                                       1997       1996        1996

                                    ----------  --------  ------------
Liabilities and Shareholder's Deficit

Current Liabilities
     Short-term borrowings -
       related parties             $        0     $ 95,000  $155,000
     Short-term borrowings -
       bank line of credit            266,686            0         0
     Current portion - capital
      lease obligations               100,869       49,569    75,401
     Accounts payable                 208,346      100,274   138,426
     Accrued expenses                  90,667       24,914    81,271
     Deferred revenue                 127,960      138,241    26,419
                                    ----------    --------  --------
     Total current liabilities        794,528      407,998   476,517
                                    ----------    --------  --------
Note payable to related parties       595,272      775,472   743,472
Capital lease obligations, net of
  current portion                     163,019      106,159   155,958

Shareholders' Deficit
     Common stock $.001 par value,
       authorized 100,000,000
       shares; 1,567,915 and
       1,498,190 shares issued
       and outstanding at June 30,
       1997 and September 30, 1996,
       respectively                     1,568        1,338     1,498
     Additional paid-in capital       466,880      156,209   188,050
     Accumulated deficit             (553,744)    (583,112) (570,727)
                                    ----------    --------  --------
                                      (85,296)    (425,565) (381,179)
                                    ----------    --------  --------
                                   $1,467,523     $864,064  $994,768
                                   ----------     --------  --------
See accompanying notes to consolidated financial statements

            DATA NATIONAL CORPORATION AND SUBSIDIARIES
          Consolidated Statements of Income (Unaudited)

                                Three months ended       Nine months ended
                                     June 30                 June 30
                                 1997        1996        1997        1996
                              ----------  ----------  ----------  ----------
Net sales                     $1,065,319  $  631,734  $2,938,378  $1,966,942
Cost of sales                    685,829     367,181   1,841,962   1,150,757
                              ----------  ----------  ----------  ----------
     Gross profit                379,490     264,553   1,096,416     816,185

Selling and marketing expense 89,042 71,247 264,380 203,743 General and administrative
  expense                        296,835     192,379     717,964     531,146
                              ----------  ----------  ----------  ----------
Operating income                  (6,387)        927     114,072      81,296

Other income (expense)

     Interest and other
       income                        301       5,648       1,817      14,966
     Interest expense, in-
       cluding amounts to
       related parties of
       $45,255 for the nine
       months ended June 30,
       1997 and $65,746 for
       the nine months ended
       June 30, 1996             (34,371)    (25,855)    (93,533)    (71,849)
     Other expense                  (820)          0      (5,371)          0
                              ----------  ----------  ----------  ----------
                                 (34,890)    (20,207)    (97,087)    (56,883)
                              ----------  ----------  ----------  ----------
Net income                    $  (41,277) $  (19,280) $   16,985  $   24,413
                              ----------  ----------  ----------  ----------
Primary Earnings
Per Common Share              $    (0.03) $    (0.02) $     0.01  $     0.03
                              ----------  ----------  ----------  ----------
Weighted average shares
outstanding                    1,560,979   1,086,761   1,524,351     907,388
                              ----------  ----------  ----------  ----------
See accompanying note to consolidated financial statements.

            DATA NATIONAL CORPORATION AND SUBSIDIARIES
          Consolidated Statement of Shareholders' Equity

                                            Additional
                                 Common Stock    Paid-in   Accumulated
                                Shares   Amount  Capital    Deficit

Balance, October 1, 1995        818,190  $  818  $ 31,929  $(607,525)

Issuance of common stock
for services                    130,000     130    31,070          0

Issuance of common stock
for reduction of note
payable to related parties      390,000     390    93,210          0

Net income for the nine
months ended June 30, 1996            0       0         0     24,413
                              ---------  ------  --------  ---------
Balance, June 30, 1996        1,338,190   1,338   156,209   (583,112)
                              ---------  ------  --------  ---------
Issuance of common stock
for services                      7,500       8     1,792          0

Issuance of common stock
for reduction of note
payable to related parties      160,000     160    31,841          0

Common stock repurchased
and retired                      (7,500)     (8)   (1,792)         0

Net income for the three
months ended September 30,
1996                                  0       0         0     12,385
                              ---------  ------  --------  ---------
Balance, September 30,
1996                          1,498,190   1,498   188,050   (570,727)
                              ---------  ------  --------  ---------
Issuance of common stock
for reduction of note
payable to related
parties                          37,500      38   149,962          0

Issuance of common stock
for services                        975       1     3,899          0

Issuance of common stock         31,250      31   124,969          0

Net income for the nine
months ended June 30, 1997            0       0         0     16,985
                              ---------  ------  ---------  ---------
Balance, June 30, 1997        1,567,915  $1,568  $466,880  $(553,743)
                              ---------  ------  ---------  ---------

            DATA NATIONAL CORPORATION AND SUBSIDIARIES
        Consolidated Statements of Cash Flows (Unaudited)

                                           Nine months ended June 30,
                                               1997        1996
Cash flow from operating activities         ----------  ----------
  Net income                                $   16,985  $ 24,413
  Adjustments to reconcile net income to
    cash flow from operating activities
     Depreciation                               63,650    33,125
     Amortization                                3,963         0
     Common stock issued for services            3,900    31,200
     Changes in assets and liabilities
       (Increase) in trade receivables        (171,490)  (98,445)
       (Increase) in other receivables          (1,191)  (13,033)
       (Increase) in inventory                 (30,731)  (15,528)
       (Increase) in other current assets      (19,967)  (15,684)
       (Increase) decrease in other assets     (34,382)    1,246
      Increase in accounts payable              69,920    38,496
       Increase in accrued expenses              9,396     4,844
       Increase in deferred revenue            101,541     5,763
                                             ---------  --------
          Total adjustments                     (5,391)  (28,016)
                                             ---------  ---------
       Cash provided by operating activities    11,594    (3,603)
                                             ---------  ---------
Cash flow from investing activities
     Purchases of property and equipment       (55,955)  (37,364)
     Deferred computer software
       development costs                      (123,127) (120,231)
                                             --------- ---------
     Cash used in investing activities        (179,082) (157,595)
                                             --------- ---------
Cash flow from financing activities
     Short-term borrowings from related
        parties                                221,000    95,000
     Short-term borrowings bank line
        of credit                            2,353,876         0
     Sale of common stock                      125,000         0
     Increase in note payable-related party      1,800         0
     Repayment of short-term borrowings from
       related parties                        (376,000)        0
     Repayment of short-term borrowings bank
       line of credit                       (2,087,190)        0
     Repayment of capital lease obligations    (65,070)  (25,007)
                                            ----------  ---------
     Cash used in financing activities         173,416    69,993
                                            ----------  ---------
Increase (decrease) in cash and cash
  equivalents                                    5,928   (91,205)

Cash and cash equivalents, beginning of
  period                                         4,441    91,359
                                            ----------  ---------
Cash and cash equivalents, end of period    $   10,369  $     154
                                            ----------  ---------
See accompanying notes to consolidated financial statements.

            DATA NATIONAL CORPORATION AND SUBSIDIARIES
        Consolidated Statements of Cash Flows (Unaudited)
                           (Continued)

                                                Nine months ended June 30,
                                                      1997        1996
Supplemental cash flow information                  ---------  ----------

Property and equipment acquired under
capital leases                                        $ 97,598  $173,050
                                                      --------  --------
Common stock issued for reduction of note
payable to related parties                            $150,000  $      0
                                                      --------  --------
Income taxes paid                                     $      0  $      0
                                                      --------  --------
Interest paid                                         $ 90,635  $ 71,849
                                                      --------  --------
See accompanying notes to consolidated financial statements

           DATA NATIONAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 - BANK LINE OF CREDIT

     On January 3, 1997, the Company closed on a $500,000 revolving loan facility with Norwest Business Credit. Under the terms of this facility, the Company and Service Business Systems (a subsidiary) pledged all of their assets to collateralize the financing. The line of credit bears an interest rate of 5% over Norwest's prime lending rate. Advances under the facility may be made on the basis of 80% of the eligible receivables. As a condition of the financing, the related party subordinated their debt to Norwest. The facility was funded on January 15, 1997. The initial termination date of the facility is December 31, 1998.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND            RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following information should be read in conjunction with the condensed consolidated financial statements and notes included in the Quarterly Report and in the audited Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-KSB for the fiscal year ended September 30, 1996.

QUARTER ENDED JUNE 30, 1997 COMPARED TO QUARTER ENDED JUNE 30, 1996

     Net sales for the quarter ended June 30, 1997 were $1,065,319 compared to $631,734 for the quarter ended June 30, 1996. This represents an increase of $433,585 or 68.6%. During the previous quarter the Company commenced target mail and Autotrac services for Penske Auto Centers as well as follow-up mailings for Penske Truck. These services generated approximately $516,000 of revenue during this quarter. Two new gaming industry clients generated approximately $32,000 of revenue during this quarter. These increases were offset by the following items: Sun Oil Co. elected not to implement the Customer Handout and Target Mail Programs in 1997 that generated approximately $83,000; and Texaco Star did not have a Target Mail Program in 1997 which had generated approximately $44,000 of revenue to the Company in 1996.

     Cost of sales were $685,829 or 64.4% of sales in 1997 compared to $367,181 or 58.1% of sales in 1996. Fixed costs increased primarily due to:
a depreciation increase of $8,325 and an increase in maintenance agreements of $6,663 due to the purchase of new equipment; an increase of $16,500 for additional personnel in data processing and outbound customer service; and an increase of approximately $6,500 for temporary labor during peak production periods. Due to additional costs incurred in the "start-up" phase of the Penske contract, cost of sales increased from approximately 61.5% to 64.4%.

     Gross profit totaled $379,490 or 33.3% of sales in 1997 compared to $264,553 or 41.9% of sales in 1996. The gross profit has increased due to sales growth while decreasing as a percentage of sales due to the cost of sales factors noted above.

     Selling and marketing expenses were $89,042 or 7.8% of sales in 1997 compared to $71,247 or 11.3% of sales in 1996. The total of these expenses have increased due to the growth of the Company, while decreasing as a percentage of sales. Salaries, wages and commissions increased approximately $7,000 due to the hiring of additional sales personnel and increased sales. Travel, meals, and entertainment expenses have increased approximately $16,000 due to increased travel to work with new and existing clients.

     General and administrative expenses increased by $104,456 to $296,835 or 26.0% of sales in 1997 compared to $192,379 or 30.5% of sales in 1996. The total of these expenses have increased due to the growth of the Company, while decreasing as a percentage of sales.

   - Approximately $7,700 of this increase is rent for additional space.

   - Depreciation has increased approximately $3,000, and property taxes have increased approximately $3,500, due to purchases of furniture and equipment.

   - In 1997 the Company obtained a line of credit from a bank and incurred fees to obtain this loan. These fees are being amortized over the initial life of the loan (two years) and totaled $2,138 in this quarter. This has also resulted in increased bank fees of approximately $3,800 in this quarter.

   - The Company has added a credit insurance policy and increased general and property liability coverages due to the growth of the Company. As a result of these insurance changes these costs increased approximately $3,700 this quarter.

   - The Company recently installed a T1 line for Internet access at a cost of $3,800 for this quarter.

   Due to growth personnel costs have increased in the following areas:

   - Recruiting for the Information Technology Department increased approximately $8,100 this quarter due to recent staff turnover.

   - A part-time human resources consultant was added at a cost for this quarter of $4,500.

   - A Vice-President of Marketing was hired during the third quarter and the President and Vice-President of Operations received compensation increases at the beginning of the calendar year resulting in increases of approximately $36,000.

   - Due to additional staffing in the Information Technology Department, salaries, taxes and benefits have increased approximately 27,000 this quarter.

   - Bonuses for two officers of the Company were approximately $7,800 in this quarter while no bonuses were declared in 1996.

     Interest expense for 1997 was $34,371  compared to $25,855 for 1996.
The interest to related parties decreased approximately $6,600 due to the conversion of debt to equity and a decrease in the principal amount of the loan. This was offset by interest of approximately $7,600 on the bank line of credit. The remaining increase, approximately $7,500, was due to additional leases added in the last fifteen months.

     During the quarter ended June 30, 1997 the Company spent $47,731 in software development costs. These capitalized costs will be amortized over three years when the project is completed and the new software is being utilized. This software is projected to be completed in July of 1997.

NINE MONTHS ENDED JUNE 30, 1997 COMPARED TO NINE MONTHS ENDED JUNE 30, 1996

     Net sales for the nine months ended June 30, 1997 were $2,938,378 compared to $1,966,942 for the nine months ended June 30, 1997. This represents an increase of $971,436 or 49.4%. During this period the Company commenced target mail and Autotrac services for Penske Auto Centers as well as follow-up mailings for Penske Truck and these services generated approximately $1,219,000 of revenue. Two new gaming industry clients generated approximately $66,000 of revenue during the period. These increases were offset by a decrease in the sales of holiday greeting cards of approximately $28,000. Also, two existing clients did not engage the Company to complete five special projects in 1997. The revenue from these projects was approximately $190,500 in 1996. Sunoco has temporarily ceased participating in the new resident mailing program resulting in a decrease of revenues of approximately $32,000 compared to 1996. Also, one Sunoco district has ceased participating in Computrac mailings. This district, along with stations that have been sold or closed, has resulted in a decrease in revenue of approximately $51,000. Printing revenue decreased by approximately $9,300 during this period. Printing is dependent on orders from new clients as well as re-orders from existing clients and, as a result, will vary by period.

     Cost of goods sold was $ 1,841,962 or 62.7% of sales in 1997 and $1,150,757 or 58.5% of sales in 1996. Fixed costs increased primarily due to: a depreciation increase of $23,800 and an increase in maintenance agreements of $12,300 due to the purchase of new equipment; increased salaries during the period by approximately $44,500 due to the addition of data processing and outbound customer service personnel. Due to additional costs incurred in the "start-up" phase of the Penske contract, cost of sales increased from approximately 61.0% to 62.7%.

     Gross profit totaled $1,096,416 or 36.2% of sales in 1997 compared to $816,185 or 41.5% of sales in 1996. The decrease in gross profit was attributable to the factors stated above.

     Selling and marketing expenses increased by $60,637 to $264,380 or 8.7% of sales in 1997 compared to $203,743 or 10.4% of sales in 1996. The total of these expenses have increased due to the growth of the Company, while decreasing as a percentage of sales. Salaries, wages and commissions increased approximately $47,000 due to the hiring of additional sales personnel and increased sales. In 1996 these expenses included approximately $7,000 of one time costs to produce a video about the Company and its products for use in sales and marketing. Travel, meals, and entertainment expenses have increased approximately $31,800 due to increased travel to work with existing clients.

     General and administrative expenses increased by $186,818 to $717,964 or 23.7% of sales in 1997 compared to $531,146 or 27% of sales in 1996. The total of these expenses have increased due to the growth of the Company, while decreasing as a percentage of sales.

  -  Approximately $18,000 of this increase is rent for additional space.

  - Depreciation has increased approximately $6,200, and property taxes have increased approximately $3,500. due to purchases of furniture and equipment.

  - In 1997 the Company obtained a line of credit from a bank and incurred fees to obtain this loan. These fees are being amortized over the initial life of the loan (two years) and totaled $3,963 in 1997. This has also resulted in increased bank fees and charges of approximately $7,400.

  - The Company has added a credit insurance policy and increased general and property liability coverages due to the growth of the Company. As a result of these insurance changes these costs increased approximately $7,300 this quarter.

  - The Company recently installed a T1 line for Internet access at a cost of $4,600.

   Due to growth personnel costs have increased in the following areas:

  - The Company has a profit sharing plan which pays eligible employees 6% of net income on a quarterly basis. In this nine month period the amount was approximately $8,200 and in 1996 this amount was $0.

  - Due to additional staffing in the Information Technology Department, salaries, taxes and benefits have increased approximately $44,000.

  - A Vice-President of Marketing was hired during the third quarter and the President and Vice-President of Operations received compensation increases at the beginning of the calendar year resulting in increases of approximately $47,500.

  - Bonuses for two officers of the Company were approximately $26,500 this period and were $0 in 1996.

  - A part-time human resources consultant was added in 1997 at a cost of $4,500.

     Interest expense for 1997 was $93,533 compared to $71,849 for 1996. The interest to related parties decreased approximately $20,500 due to the conversion of debt to equity and a decrease in the principal amount of the loan. This was offset by interest of approximately $13,600 on the bank line of credit. The remaining increase, approximately $14,800, was due to additional leases added in the last fifteen months.

     During the nine months ended June 30, 1997 the Company spent $123,127 in software development costs. These capitalized costs will be amortized over three years when the project is completed and the new software is being utilized. This software is projected to be completed in July of 1997.

VARIABILITY OF PERIODIC RESULTS AND SEASONALITY

     Results from the three month and nine month periods cannot be used to predict the results for the entire year. Revenues fluctuate from period to period. The Company received seasonal revenue from the sales of holiday greeting cards of $199,963 for the quarter ended December 31, 1996 and $228,243 for the quarter ended December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents increased over the last nine months by $5,928.

     Trade receivables increased by $171,000 due to the addition of new clients and the resulting increase in sales. Other current assets increased $20,000 for additional annual maintenance and support agreements for new equipment and software as well as a new property and liability insurance policy and credit insurance which will limit losses from non-collection of accounts receivable as well as increase the funds available from the line of credit. Other assets increased $34,000 due to: deposits on new leases, a deposit on additional space for production facilities, offering costs incurred to raise equity through a private placement of the Company stock, and fees incurred to obtain the bank line of credit. These increases were funded by increases in accounts payable, accrued expenses and deferred revenue as well as net income.

     Short term borrowings from related parties decreased by $221,000 during the nine months ended June 30, 1997. These borrowings were repaid from the bank line of credit with Norwest Business Credit. This facility was funded on January 15, 1997. The bank line of credit used totaled $266,686 at June 30 1997.

     In December of 1996 the Company commenced a private placement of its common stock. Through this offering, which terminated on June 30, 1997 the Company has received $275,000: $125,000 in the form of cash and an additional $150,000 from the related parties in the form of a reduction on the $595,272 note to related parties.

     On July 24, 1997 the Company commenced a new private placement. Under the terms of the offering, the Company expects to raise a maximum of $725,000 (181,250 shares at $4.00 per share). There is no minimum for this private placement.

     Since September 30, 1996, the Company has received additional contracts for new business of approximately $2,000,000. It is anticipated that approximately $1,500,000 of the new business will be completed during the fiscal year ending September 30, 1997.

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

                   PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     The Company knows of no material pending legal proceedings to which the Company is a party or to which any of its assets are subject.

ITEM 2.   CHANGES IN SECURITIES.

The Changes in Securities of the Company are as follows:

     On May 12, 1997 the Company sold 6,250 shares of common stock to a private investor for cash at an offering price of $4.00 per share. There were no discounts or commissions on this sale.

     On May 29, 1997 the Company sold 6,250 shares of common stock to a private investor for cash at an offering price of $4.00 per share. There were no discounts or commissions on this sale.

     The shares of the Company's Common Stock which were issued pursuant to the transactions set forth above were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. Each of the persons to whom such securities were issued in exchange for cash made an informed investment decision based upon appropriate offering documents and access to material information regarding the Company. The Company believes that such persons had knowledge and experience in financial and business matters such that they were capable of evaluating the merits and risks of the acquisition of the Company's Common Stock in connection with these transactions. All certificates representing such common shares bear an appropriate legend restricting the transfer of such securities, except in accordance with the Securities Act of 1933, as amended, and stop transfer instructions have been provided to the Company's transfer agent in accordance therewith.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.  None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None

ITEM 5.   OTHER INFORMATION. None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

            Exhibit 10.5   Stock Option Plan          Filed herewith
                                                      electronically

            Exhibit 27     Financial Data Schedule    Filed herewith
                                                      electronically

                            SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DATA NATIONAL CORPORATION

Dated: August 19, 1997             By /s/ Richard S. Simms
                                       Chief Financial Officer