Form 10-K
period 1997-09-30
DATA NATIONAL CORP
filed 1998-01-14
CIK 760462

                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC 20549
                                  FORM 10-KSB
(MARK ONE)

   [X]  Annual report pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 [Fee Required] For
        the fiscal year ended    September 30, 1997   OR
                                 ------------------

   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________


                       Commission File Number   2-95050-D
                                                ---------

                          DATA NATIONAL CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Colorado                                       84-0958983
 ------------------------------               ------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)


 11415 West, I-70 Frontage Road-North
      Wheat Ridge, Colorado                                 80033
----------------------------------------                   --------
(Address of principal executive offices)                  (Zip Code)
Registrant's telephone number, including area code:    (303) 431-1933
                                                       --------------

Securities registered pursuant to Section 12(b) of the Act:   NONE
                                                              ----

Securities registered pursuant to Section 12(g) of the Act:   NONE
                                                              ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X             No___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.[   ]

Registrant's revenues for the fiscal year ended September 30, 1997 were $3,897,350.

As of December 31, 1997, the aggregate market value of the common stock of the Registrant held by non-affiliates was undeterminable at that time due to a lack of any trading market for the Registrant's shares.

As of December 31, 1997, there were 1,592,565 shares of the Registrant's $.001 par value common stock outstanding.

                                PART I

Item 1.  Description of Business
--------------------------------
 (a) Business Development.
 -------------------------
   Data National Corporation (the Company) was formed under the laws of the State of Colorado in November 1982. The Company currently owns 97.8% of the outstanding Common Stock of Data National Inc. (DNI). DNI owns 100% of the shares Service Business Systems, Inc. (SBS) and National COM-LINK Systems, Inc. (NCL). The Company acts as a holding company for DNI and its subsidiaries and coordinates their activities.

   Most of the revenue of the Company is generated by SBS. NCL receives royalties from licensing a trademark and, in 1996, recognized revenue that was previously deferred as a result of the termination of a contract for the sale of hardware and software products.

 (b) Business of Registrant.
 ---------------------------
     Principal Products and Services and Their Markets
     -------------------------------------------------
   The Company derives revenues from products and services provided by its subsidiary, SBS. Since inception, SBS has provided database marketing services to the automotive industry, specifically service stations of major oil companies and independent auto repair facilities. Services provided to clients in the automotive industry accounted for 83% and 88% of its revenues in fiscal 1997 and fiscal 1996, respectively. In fiscal 1996, SBS began expanding its client base to include auto dealerships and customers in the financial services and entertainment industries. SBS continues to expand into other industries.

   By utilizing proprietary software developed internally, SBS analyzes a client's customer database to develop segmentation profiles of the client's customers. By developing a better understanding of who their customers are and what their needs and expectations are, SBS assists its clients in improving their business performance.

   Once these customer segmentation profiles are developed, SBS develops customer-centric programs to assist clients in enhancing customer loyalty, attracting new customers and increasing customer retention.

   The following are some examples of programs which have been developed by
SBS:

     Existing Customer Programs
     --------------------------
      -    Thank you cards
      - Service reminders for the automotive market (tune-ups, oil changes, etc.)
      - Safety reminders for the automotive market (brakes, tires, shocks, etc.)
      -    Holiday greeting cards
      -    Point of sale coupons
      -    Customer surveys
      -    Newsletters
      - Preferred customer programs, including membership cards and coupon books
      -    Telephone surveys

   The first three programs have been marketed under the name Autotrac . This program is designed to retain customers through periodic reminders for services.

     New Customer Programs
     ---------------------

      - Promotions targeted to new residents and other customers matching the segmentation profile in the client's market area.
      - Informational mailings (i.e., interest rate updates or real estate trends) to targeted customers
      -    Referral request programs

 SBS also implements these programs for clients by maintaining and managing the customer's database, selecting target customers for the various programs and mailing the materials on the client's behalf. SBS can also assist clients by obtaining names of potential customers from outside sources which match the client's current segmentation profiles. SBS also generates sales by providing artistic and graphic design services used in developing these programs.

 SBS also provides marketing and technical consulting services to its clients and facilitates the printing of the marketing materials to be used in the customer specific marketing programs.

 SBS expanded its customer base in fiscal 1996 with the addition of commonly controlled auto dealerships and a mortgage loan origination company. The Company expanded its customer base in 1997 with the addition of two casino clients located in an area with limited stakes gambling as well as a significant client in the automotive industry. The Company has also begun to provide mailing services, on a limited basis, to utilize available production capacity.

  Employees
  ---------
   SBS employs all of the employees of the Company. As of September 30, 1997, SBS had 35 full-time employees working in the office of the Company. In addition, SBS had 11 employees for coding and inputting the information received from repair facilities into the SBS computer system, some of whom are part-time. These employees are home-based.

  Sources and Availability of Raw Materials
  -----------------------------------------
   The Company has experienced no significant difficulty with the delivery and availability of paper supplies that it uses in its business, and no difficulty is forecast for the immediate future.

  Patents, Trademarks, Licenses, Franchises, Concessions, Etc.
  ------------------------------------------------------------
   The Company has no patent protection for its existing products which the Company considers to be proprietary items. Except in unusual circumstances, which do not apply to the Company, computer software is generally not patentable, but is protected by copyright and trade secret laws, as well as contractual and nondisclosure provisions of the Company's licensing agreements.

  The subsidiaries of the Company hold two trademarks for the names Autotrac and Autolink.

  Seasonality
  -----------
   SBS sells holiday greeting cards in the first quarter of the fiscal year ending September 30. This program has resulted in seasonal sales of $225,010 and $223,962 for the years ended September 30, 1997 and 1996, respectively. There are no other seasonal factors to the Company's business.

  Dependence Upon Small Number of Customers
  -----------------------------------------
   During the fiscal year ended September 30, 1997, the Company received approximately 65% of its consolidated gross revenues from sales to only three of its customers. Two of these customers, Penske Auto Centers, Inc.

                                  -4-
and Sun Company, Inc., each accounted for sales in an aggregate amount of more than 10% of the Company's consolidated revenues during the past fiscal year, and the loss of either of such customers would have a material adverse effect on the Company and its subsidiaries taken as a whole.

   Competition
   -----------
 SBS competes in the Technology-Enabled Relationship Marketing (TERM) services business. In defining such systems, the Gartner Group, an information technology advisory company, maintains definitions for first and second generation capabilities. Based on Gartner's criteria, SBS's offering overlaps both generations.

 First generation database and relationship marketing services are characterized as product centric, list selection systems that typically target and send monologues at customers. They use proprietary file structures and deal with aggregate summary data only.

 Second generation offerings are more customer-centric in their focus in that they initiate and maintain dialogues with customers. These systems are most often supported by "open" relational database technology with massive volumes of actual encounter/transaction details.

 Although the majority of SBS' attention is focused on the development and marketing of second generation capabilities, the Company still supports and invites client business that by Gartner's definition would be considered first generation in nature.

 Gartner Group estimates that as many as 70% of the database marketing systems and services in use today are still in their first generation.
Market-leaders that supply such first generation offerings include: Polk, Metromail, Data Base America, Axiom, Harte-Hanks, Mey&Speh, David Sheppard, Okra, and CIC.

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

 SBS markets its services to the automotive aftermarket through contacts made at the corporate level of oil companies and automotive repair centers. SBS has three sales people making calls on potential customers. Some of the customers are contacted through telephone sales. SBS also employs customer service representatives that sell products to existing customers in addition to providing customer service. SBS also has one employee devoted to market research and development of new products for new and existing markets.

 In fiscal 1996, SBS expanded its marketing and sales efforts into new markets, as follows:

 Automotive Dealerships - in Colorado and California.
 ----------------------
 Financial Services - specifically the mortgage loan business in Colorado.
 ------------------
 Entertainment - specifically the gaming industry in Colorado.
 -------------
 The President of the Company has directed the sales efforts into the new markets with assistance from the sales personnel and the Vice President of Marketing

   Research and Software Development Expenditures
   -------------------------------------
   Although no costs were classified as research and development during each of the past two fiscal years, SBS expends considerable effort for software improvements on an annual basis. Such effort is a necessary element for maintaining the competitiveness of its software modules, and such costs are recorded as normal operating expenses.

   SBS is developing a proprietary database application as the basis for its core business functions. SBS has capitalized $310,064 as deferred computer software development costs as of September 30, 1997. The costs deferred include the costs of outside consultants and salary and benefit costs of programmers hired upon completion of the design phase, to complete the programming of this software.

   During the fourth quarter of 1997, the Company performed a functional evaluation of the project and the costs capitalized to date and determined that costs previously capitalized for certain modules should be written down as the modules did not perform as designed and were abandoned. This write down totaled $113,661.

   Upon completion of the software, the capitalized costs will be amortized using the straight-line method over a useful life of 3 years.

     Governmental Regulation and Compliance
     --------------------------------------
   There are no governmental regulations pertinent to operations that would differ from those applicable to any small manufacturer. There is no need for government approval of the Company's products. Any costs or effects of compliance with environmental laws are de minimis.

Item 2.  Description of Property
--------------------------------
   The Company occupies office space under one 3-year lease that expires in February 1999 and requires an aggregate monthly payment of $6,375.

Item 3.  Legal Proceedings
--------------------------
   There are no legal proceedings to report.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
   On September 30, 1996, the Company held its Annual Meeting of Shareholders.

   At the subject annual meeting, Richard S. Simms, Ray E. Dillon III and Donald V. Warriner were elected to serve as directors of the Company until the next Annual Meeting of Shareholders or until their death, resignation or removal, whichever is earliest. There are no other directors whose terms of office as directors continued after the date of the subject meeting.

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

     Subsequently, the Board of Directors engaged the firm of KPMG Peat Marwick LLP to serve as the Company's independent auditors.

 (4) In connection with such meeting, the Company did not enter into any settlement arrangement with any person terminating any solicitation subject to Rule 14a-11 of Regulation 14A promulgated under the Securities Exchange Act of 1934.

 No other matters have been submitted to a vote of security holders during the fiscal year ended September 30, 1997.

                               PART II

Item 5.  Market for Company's Common Equity and Related Shareholder Matters
---------------------------------------------------------------------------
    (a)   Market Information.
          -------------------
       The Company's Common Stock has not been traded on the over-the-counter market. Because of the lack of any viable trading market for the Company's securities, no accurate market information is currently available.

    (b)   Holders
          -------
       The number of holders of record of the Company's $.001 par value Common Stock at September 30, 1997 was approximately 360, after giving effect to the Company's 400 to 1 reverse stock split.

    (c)   Dividends
          ---------
       Holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's Common Stock and no dividends are anticipated to be paid in the foreseeable future.

Item 6.  Management s Discussion and Analysis or Plan of  Operation
-------------------------------------------------------------------

  Year Ended September 30, 1997 as Compared to the Year Ended September 30,
  1996
  -------------------------------------------------------------------------
  Revenue for the year ended September 30, 1997 was $3,897,350 compared to $2,666,148 for the year ended September 30, 1996. Almost all of the revenue for the Company is generated by SBS, with the exception of licensing revenue recorded by NCL of $10,000 for fiscal 1996 which did not recur in fiscal 1997. In addition, NCL recorded revenue in fiscal 1996 in the amount of $120,486 as a result of termination of a contract for hardware and software that was entered into in 1987. NCL fulfilled its obligation under the contract and recognized the revenue that had previously been deferred. The increase in revenue for SBS is primarily attributable to a new client in the automotive industry, which generated revenue of $1,541,841 in fiscal 1997. Revenues from other automotive industry clients decreased in 1997 from 1996. This was the result of SBS focusing its efforts on obtaining larger, more profitable, contracts and continuing to expand into new industries.
Revenues generated from these new industries are as follows:

                                 1997        1996
                               --------    --------
  Automotive Dealerships       $134,707    $104,501
  Mortgage Loan                  98,643     113,709
  Entertainment                  90,836           -
  Mailing Services              347,759      55,959

  SBS sells holiday greeting cards in the first quarter of its fiscal year. This program resulted in seasonal sales of $225,010 and $223,962 for the years ended September 30, 1997 and 1996, respectively. There are no other seasonal factors to the Company's business.

  Cost of sales as a percentage of revenue amounted to 66% and 56% in fiscal 1997 and fiscal 1996, respectively. The cost of sales was lower as a percentage of revenue in fiscal 1996 due to the recognition of the revenue in NCL that had previously been deferred, and the fact that there was no cost of sales associated with the revenue recognized. Excluding this additional revenue, cost of sales as a percentage of revenue for fiscal 1996 was 59%. The remainder of the increase in 1997 was primarily due to: an increase in depreciation expense of $30,600 and an increase in the cost of maintenance agreements of $15,400 due to the purchase of new equipment; and an increase in salaries during the period of approximately $112,900 primarily due to the addition of data processing and outbound customer service personnel as well as production personnel.

  Selling and marketing expenses increased to $367,881, or 9% of revenue, in fiscal 1997 from $287,676, or 11% of revenue, in fiscal 1996. The total of these expenses has increased due to the growth of the Company, while decreasing as a percentage of sales. Salaries, wages and commissions increased approximately $53,100 due to the hiring of additional sales personnel and increased commissions as a result of increased sales. In
1996 these expenses included approximately $7,000 of one time costs to produce a video about the Company and its products for use in sales and marketing. Travel, meals and entertainment expenses have increased approximately $48,900 due to increased travel to work with new and existing clients.

  General and administrative expenses increased to $1,011,914, or 26% of revenue, in fiscal 1997 from $751,472, or 28% of revenue, in fiscal 1996. The total of these expenses has increased due to the growth of the Company, while decreasing as a percentage of sales.

     The increase in 1997 was primarily due to increased costs in the following areas:

     Approximately $25,800 of this increase is rent for additional space.

     Due to additional staffing in the Information Technology Department, salaries, taxes and benefits have increased approximately $81,000.

     A Vice President of Marketing was hired during the third quarter and the President and Vice President of Operations received compensation increases at the beginning of the calendar year resulting in increases in compensation expense of approximately $77,000.

     Bonuses for two officers of the Company were approximately $35,200 in 1997. There were no bonuses paid in 1996.

  Interest expense for 1997 was $135,875 compared to $95,546 for 1996. The interest to related parties decreased approximately $16,000 due to the conversion of debt to equity and a resulting decrease in the principal amount of the loan. This was offset by interest of approximately $25,000 on the new bank line of credit. Approximately $29,300 of the increase was due to additional equipment purchased by SBS under lease financing arrangements.

 The Company did not record any income tax benefit due to the uncertainty over the Company's ability to realize its deferred tax asset.

Liquidity and Capital Resources
-------------------------------
 In fiscal 1997, cash and cash equivalents increased by $11,351. Cash of $76,311 was provided by operating activities in fiscal 1997. The Company used $208,518 of cash for the acquisition of equipment and development of the Company's proprietary software for internal use in fiscal 1997. Cash provided by financing activities amounted to $143,558, primarily representing proceeds from the issuance of Common Stock.

 Trade receivables decreased $22,072 due to a significant ($43,000) special project which had been completed and billed in September 1996 and this project did not recur in 1997. This was offset by an increase in sales of $25,000 in September of 1997 from September of 1996. Prepaid postage increased $44,646 for additional postage purchased the last week of September 1997 in preparation for a large project completed the first week of October 1997. Prepaid expenses increased $13,266 for the purchase of names in preparation for a targeted mailing for a client. Other assets increased a total of $38,136. This increase is attributable to $9,300 for costs incurred to perfect the Company's interests in its trademarks, $11,600 for loan fees incurred to obtain the revolving loan facility from Norwest Business Credit, $4,000 for rent and utility deposits for additional space, and $6,300 for deposits on equipment leases. These increases were funded by increases in accounts payable and accrued expenses. Deferred revenue increased $61,309 for prepayments of postage costs by two clients.

 The Company's principal source of liquidity includes cash and cash equivalents of $15,792 at September 30, 1997 and cash provided by its operations. The Company had negative working capital in the amount of $346,107 at September 30, 1997. The Company believes that internal cash flow generated from the holiday card program during the quarter ended December 31, 1997, and new and existing business, short-term borrowings, capital leases to be obtained for the purchase of new equipment, proceeds from the private placement of the Company's Common Stock and long-term borrowings will enable the Company to meet its currently projected working capital needs and cash requirements though at least the end of the 1998 fiscal year.

 The Company has had an accumulated deficit from losses incurred prior to September 30, 1991. The Company was profitable for the fiscal years ended September 30, 1991 through September 30, 1996 which reduced the deficit in those years. For the fiscal year ended September 30, 1997 the Company had a net loss of $(354,879) which increased the deficit. This was offset by net proceeds from the private placement of the Company's Common Stock in the amount of $174,895 and the exchange of $150,000 of the debt to the related party for 37,500 shares of Common Stock. The deficit was funded in the past by proceeds from the issuance of Common Stock and notes from related parties.

 In December of 1996 the Company commenced a private placement of its common stock. Through this offering, which terminated on June 30, 1997, the Company has received $275,000: $125,000 in cash and an additional $150,000 from the related parties in the form of a reduction on the $597,272 note payable to the related parties. These funds were used for the purchase of new computer equipment and software, marketing expenses and to fund working capital needs.

 SBS had borrowed $74,723 as of September 30, 1997 under a bank line of credit from Norwest Business Credit. This line of credit was entered into on January 3, 1997 and was funded on January 15, 1997. The initial termination date is December 31, 1998. This line of credit bears interest at the rate of 5% over Norwest's prime lending rate with a minimum interest charge of $7,500 per quarter. At September 30, 1997 approximately
$125,000 was available under the facility.

 On July 24, 1997, the Company commenced a new private placement. Under the terms of the offering, the Company is seeking to raise a maximum of $725,000 (181,250 shares at $4.00 per share). There was no minimum for this private placement. The Company has received $57,000 as of September 30, 1997 through this offering. These proceeds were used for the purchase of new computer equipment and software, marketing expenses and to fund working capital needs. Costs incurred in raising these additional funds are expected to total 10,000.

 SBS had borrowed $157,000 as of September 30, 1997 from related parties to finance the Company's operations and capital investments. These borrowings were made on a short term basis. SBS also entered into capital leases to finance the acquisition of $91,964 of equipment during fiscal 1997.

 The Company refinanced certain existing indebtedness to two shareholders on January 10, 1996. One of the shareholders is now Chairman of the Board of Directors and owns or controls 243,799 shares of the Company's Common Stock. The principal amount of the note is $595,272, including accrued interest on prior indebtedness of $192,072. Interest is payable at 10% and the note is due on or before October 1, 2001.

 On January 3, 1997, in anticipation of obtaining a line of credit from a lending institution, the related party restated their note and entered into a subordination agreement. The related party required the note to be amended to bear interest at the rate of 10% per annum compounded daily. At the same time the related party exchanged $150,000 of the debt for 37,500 shares of Common Stock at a price of $4.00 per share.

 On May 15, 1996, three officers of the Company purchased $93,600 of the note payable to related parties from the related parties in exchange for notes payable to related parties from the officers. The officers exchanged the notes for 390,000 shares of Common Stock at a price of $0.24 per share.

 On July 31, 1996, the Chief Financial Officer of the Company purchased $32,000 of the note payable to related parties from the related parties in exchange for a note payable to the related parties from the officer. The Chief Financial Officer exchanged the note to exercise a warrant to purchase 160,000 share of Common Stock of the Company at a price of $0.20 per share.

 On December 10, 1997 the Company closed on a loan of $1,500,000 with Sirrom Investments, Inc. (Sirrom). The proceeds of the loan will be utilized for working capital, to pay a portion of the existing indebtedness to certain shareholders, and to pay off the senior secured bank credit facility. The loan provides for a stated interest rate of 13.75% per annum, payable monthly. Principal is due on December 10, 2002.

 The loan, which is secured by all of the assets of the Company, is subordinate only to the existing $500,000 bank line of credit. The bank line of credit remains available to the Company under the terms previously described.

 In connection with the loan, the Company issued warrants to Sirrom to purchase up to 13% of the Common Stock of the Company at a purchase price of
$.01 per share.   There are certain provisions of the loan agreement
which could increase the  amount of warrants to be issued.
The Company is required to issue warrants up to an additional 5% of the Common Stock of the Company if the Company does not meet certain income performance measures for the yeatr ending September 30, 1998, and up to an additional 3.75% if the loan is not paid by December 10, 2002.

 The Company also paid certain fees in obtaining the loan, including a $37,500 fee to Sirrom to process the loan, a $105,000 fee to an investment banking firm that assisted in obtaining the loan and closing the loan, and fees to attorneys of approximately $35,000.

  Impact of the year 2000 Issue
  -----------------------------
  The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

  The Company's proprietary database application, the basis for its core business functions, has been developed so that it will properly utilize dates beyond December 31, 1999. In addition, the Company has recently purchased new accounting software and this software has also been developed to properly utilize dates beyond December 31, 1999. The Company's Information Technology personnel have reviewed the remaining software and hardware applications used by the Company and determined that no additional work is required to remediate the Company's Year 2000 issue.

  The Company has initiated communications with all of its significant suppliers and large clients to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company. The Company has determined it has no exposure to contingencies related to the Year 2000 Issue for the products it has sold.


New Accounting Standards
-------------------------
 In February of 1997, the FASB issued Statements of Financial Accounting Standards No. 128 Earnings per Share ("SFAS 128") effective for years ending after December 15, 1997. Statement No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held Common Stock or potential Common Stock. The Company will adopt SFAS 128 in its financial statements for the quarter ending December 31, 1997. The adoption is not expected to have a material effect on the reported earnings (loss) per share of the Company.

 In June of 1997, the FASB issued Statements of Financial Accounting Standards No. 130. Reporting Comprehensive Income ("SFAS 130"), and No. 131. Disclosure About Segment of An Enterprise and Related Information
("SFAS 131"), effective for years beginning after December 15, 1997, SFAS 130 established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.
The Company has not yet adopted SFAS 130. The Company will comply with the reporting and display requirements under this statement when required. SFAS 131 establishes standards for reporting information about operating segments and the methods by which such segments were determined. The Company has not yet adopted SFAS 131. As the Company currently operates within one industry segment, the reporting of such information is not expected to be significant.

Item 7.  Financial Statements
-----------------------------
                   INDEPENDENT AUDITORS' REPORT
                   ----------------------------

    Board of Directors
    Data National Corporation

    We have audited the consolidated balance sheets of Data National Corporation and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Data National Corporation and subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.




                                         KPMG Peat Marwick LLP


    Denver, Colorado
    December 10, 1997

               DATA NATIONAL CORPORATION AND SUBSIDIARIES

                     Consolidated Balance Sheets

                     September 30, 1997 and 1996

                          Assets    (Note 4)

                                                       1997           1996
                                                    ---------      ---------
Current Assets
      Cash and cash equivalents. . . . . . . . . . .$  15,792      $   4,441
    Receivables
    Trade less allowance for bad debts of
         $5,077 in 1997 and $5,077 in 1996. . . . . . 320,520        342,592
    Other  . . . . . . . . . . . . . . . . . . . . . .  8,104         15,305
    Inventory, at cost . . . . . . . . . . . . . . . . 53,781         63,354
    Prepaid postage . . . . . . . . . . . . . . . . .  45,040            394
    Prepaid expenses . . . . . . . . . . . . . . . . . 54,029         35,129
                                                      -------        -------
    Total current assets . . . . . . . . . . . . . . .497,266        461,215

Property and equipment, at cost (Note 3) . . . . . . .884,807        724,414
    Less accumulated depreciation. . . . . . . . . . (466,654)      (373,709)
                                                     ---------      ---------
                                                      418,153        350,705
                                                      -------        -------
Deferred computer software development costs . . . .  196,403        169,977

Other assets . . . . . . . . . . . . . . . . . . . .   44,051         12,871
                                                   ----------     ----------
                                                   $1,155,873     $  994,768
                                                   ==========     ==========

           Liabilities and Shareholders' Deficit
           -------------------------------------
Current Liabilities
    Short-term borrowings - related parties
          (Note 2) . . . . . . . . . . . . . . . . $  157,000     $  155,000
    Short-term borrowings - bank line of credit
          (Note 4) . . . . . . . . . . . . . . . .     74,723              -
    Current portion - capital lease obligations
          (Note  5). . . . . . . . . . . . . . . .    113,154         75,401
    Accounts payable . . . . . . . . . . . . . . .    268,939        138,426
    Accrued interest . . . . . . . . . . . . . . .     48,684          7,242
    Accrued expenses . . . . . . . . . . . . . . .     93,145         74,029
    Deferred revenue . . . . . . . . . . . . . . .     87,728         26,419
                                                      -------        -------
      Total current liabilities. . . . . . . . . .    843,373        476,517
                                                      -------        -------
Note payable to related parties (Note 2) . . . . .    595,272        743,472
Capital lease obligations, net of current portion
          (Note 5) . . . . . . . . . . . . . . . .    124,491        155,958
Shareholders' Deficit
    Common stock $.001 par value, authorized
    100,000,000 shares; 1,582,165 and 1,498,190
    shares issued and outstanding at September 30,
    1997 and 1996, respectively (Note 7). . . . . .     1,582          1,498
    Additional paid-in capital . . . . . . . . . . .  516,761        188,050
    Accumulated deficit. . . . . . . . . . . . . . . (925,606)      (570,727)
                                                     ---------      ---------
                                                     (407,263)      (381,179)

Commitments
                                                   $ 1,155,873    $  994,768
                                                   ===========    ==========
_______________________________________

See accompanying notes to consolidated financial statements.

                DATA NATIONAL CORPORATION AND SUBSIDIARIES

                   Consolidated Statements of Operations

                 Years Ended September 30, 1997 and 1996

                                                      1997           1996
                                                    --------       ---------
Net sales                                          $3,897,350      $2,666,148

Cost of sales
  Materials, postage, labor and other costs         2,509,492       1,455,475
  Depreciation and amortization                        75,454          44,819
                                                    ---------       ---------
     Gross profit                                   1,312,404       1,165,854

Selling and marketing expense                         367,881         287,676
General and administrative expense                  1,011,914         751,472
Impairment of software development costs              113,661               -
Depreciation and amortization                          24,447           9,753
                                                    ----------        -------
      Operating income (loss)                        (205,499)        116,953

Other income (expense)
 Interest and other income                              1,817          16,714
 Interest expense, including amounts to
   related parties of $68,020 in 1997 and
   $83,988 in 1996                                   (135,875)        (95,546)
Other expense                                         (15,322)         (1,323)
                                                     ---------        --------
                                                     (149,380)        (80,155)
                                                   -----------      ----------
Net income (loss)                                  $ (354,879)      $  36,798
                                                   ===========      =========
Earnings (loss) per share                          $    (0.23)      $    0.04
                                                   ===========      =========
Weighted average shares outstanding                 1,544,966       1,040,922
                                                   ===========      =========


----------------------------------------------
See accompanying notes to consolidated financial statements.

                 DATA NATIONAL CORPORATION AND SUBSIDIARIES

               Consolidated Statement of Shareholders' Equity

                    Years Ended September 30, 1997 and 1996

                                                       Additional
                                    Common Stock        Paid-in    Accumulated
                                   Shares    Amount     Capital      Deficit
                                  --------   -------   ---------   -----------
Balance, October 1, 1995 . .       818,190    $  818    $ 31,929    $(607,525)

Issuance of common stock for
 reduction of note payable to
 related parties. . . . . . .      550,000       550     125,051            -

Issuance of common stock for
 services . . . . . . . . . .      137,500       138      32,862            -

Common stock repurchased and
 retired. . . . . . . . . . .       (7,500)       (8)     (1,792)           -

Net income . . . . . . . .               -         -           -       36,798
                                  ---------    ------    --------    --------
Balance, September 30, 1996.      1,498,190    1,498     188,050     (570,727)

Issuance of common stock for
 reduction of note payable to
 related parties . . . . . . .       37,500       38     149,962            -

Issuance of common stock for
 services . . . . . . . . . .           975        1       3,899            -

Issuance of common stock,
 net of offering costs of $7,105 .   45,500       45     174,850            -

Net loss                                  -        -           -     (354,879)
                                  ---------  -------    --------    ----------
Balance, September 30, 1997. . .  1,582,165  $ 1,582    $516,761    $(925,606)
                                  =========  =======    ========    ==========

---------------------------------------------
See accompanying notes to consolidated financial statements.

                 DATA NATIONAL CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                    Years Ended September 30, 1997 and 1996

                                                       1997          1996
                                                      ------        ------
Cash flow from operating activities
    Net income(loss). . . . . . . . . . . . . .    $  (354,879)    $  36,798
    Adjustments to reconcile net income to cash
     flow from operating activities
      Depreciation and amortization . . . . . . . .     99,901        54,572
      Impairment of software development costs         113,661             -
      Common stock issued for services. . . . . . .      3,900        33,000
      Changes in assets and liabilities
      (Increase) decrease in trade receivables. . .     22,072       (97,660)
      (Increase) decrease in other receivables. . .      7,201        (9,316)
      (Increase) decrease in inventory. . . . . . .      9,573       (15,662)
      (Increase) decrease in prepaid postage. . . .    (44,646)        1,098
      (Increase) in prepaid expenses. . . . . . . .    (13,266)      (31,988)
      (Increase) in other assets. . . . . . . . . .    (19,588)       (3,175)
      Increase in accounts payable. . . . . . . . .    130,514        76,649
      Increase in accrued interest. . . . . . . . .     41,443         7,242
      Increase in accrued expenses. . . . . . . . .     19,116        53,959
      Increase (decrease) in deferred revenue . . .     61,309      (106,059)
                                                       --------     ---------
          Total adjustments . . . . . . . . . . . .    431,190       (37,340)
                                                       -------      ---------
      Cash provided by (used in) operating activities   76,311          (542)
                                                       -------      ---------
Cash flow from investing activities
    Purchases of property and equipment . . . . . .    (68,429)      (26,399)
    Deferred computer software development costs. .   (140,089)     (169,977)
                                                      ---------     ---------
    Cash used in investing activities . . . . . . .   (208,518)     (196,376)
                                                      ---------     ---------
Cash flow from financing activities
    Short-term borrowings from related parties. . .    358,000       340,000
    Short-term borrowings from bank line of credit.  3,085,949             -
    Capitalized loan fees . . . . . . . . . . . . .    (18,548)            -
    Sale of common stock, net of offering costs . .    174,895             -
    Increase in note payable related party. . . . .      1,800             -
    Repayment of short-term borrowings from related
     parties . . . . . . . . . . . . . . . . . . . .  (356,000)      (185,000)
    Repayment of short-term borrowings from bank
     line credit . . . . . . . . . . . . . . . . . .(3,011,226)             -
    Repayment of capital lease obligations. . . .      (91,312)       (43,200)
    Common stock repurchased and retired. . . . .            -         (1,800)
                                                     ----------      ---------
    Cash provided by financing activities . . . .      143,558        110,000
                                                     ----------      ---------
Increase (decrease) in cash and cash equivalents.       11,351        (86,918)
Cash and cash equivalents, beginning of year. . .        4,441         91,359
                                                     ---------       --------
Cash and cash equivalents, end of year. . . . . .    $  15,792       $  4,441
                                                     =========       ========
Supplemental cash flow information
    Property and equipment acquired under
      capital leases . . . . . . . . . . . . . . .   $  91,964       $254,864
                                                     =========       ========
    Common stock issued for reduction of note
      payable to related parties. . . . . . . . . .  $ 150,000       $125,601
                                                     =========       ========
    Income taxes paid . . . . . . . . . . . . . . .  $       -       $      -
                                                     =========       ========

    Interest paid . . . . . . . . . . . . . . . . .  $  87,985       $ 87,612
                                                     =========       ========

--------------------------------------------
See accompanying notes to consolidated financial statements.

                   DATA NATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          September 30, 1997 and 1996

(1)   Organization, Operations, and Significant Accounting Policies
-------------------------------------------------------------------
      Organization and Operations
      ---------------------------
      Data National Corporation (DNC) was incorporated under the laws of the State of Colorado on November 5, 1982. The Company currently owns 97.8% of the outstanding Common Stock of Data National Inc. (DNI). DNI owns 100% of the shares Service Business Systems, Inc. (SBS) and National COM-LINK Systems, Inc. (NCL). The Company acts as a holding company for DNI and its subsidiaries and coordinates their activities.

      NCL receives royalties from licensing a trademark and, in 1996, recognized revenue that was previously deferred as a result of the termination of a contract for the sale of hardware and software products.

      The Company derives revenue from products and services provided by its subsidiary, Service Business Systems (SBS), which is the Company's only operating subsidiary. Since inception, SBS has provided database marketing services to the automotive industry (service stations of major oil companies and independent auto repair facilities). These clients accounted for 83% and 88% of the Company's net sales in fiscal 1997 and fiscal 1996, respectively. In fiscal 1996, SBS began expanding its client base to include auto dealerships and customers in the financial services and tourism industries.

      Principles of Consolidation
      ---------------------------
        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

      Use of Estimates
      ----------------
        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                   DATA NATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          September 30, 1997 and 1996

     Reclassifications
      -----------------
           Certain prior year amounts have been reclassified to conform to the 1997 presentation.

      Cash Equivalents
      ----------------
        The Company considers investments with an original maturity of three months or less to be cash equivalents.

      Fair Value of Financial Instruments
      -----------------------------------
           The Company estimates the fair value of its monetary assets and liabilities based upon existing interest rates related to such assets and liabilities compared to current rates of interest for instruments with a similar nature and degree of risk. The Company estimates that the carrying value of all its monetary assets and liabilities approximates fair value as of September 30, 1997.

        Inventory
        ---------
        Inventory consists of card stock and is carried at the lower of cost or market. Cost is determined on a first-in-first-out basis.

        Property and Equipment
        ----------------------
        Property and equipment is stated at cost, and is depreciated over useful lives ranging from 5 to 7 years, primarily using the straight-line method.

                  DATA NATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                         September 30, 1997 and 1996

        Impairment of Long-Lived Assets
        -------------------------------
           Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS No. 121), was adopted by the Company effective October 1, 1996. SFAS No. 121 requires that impairment losses be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets carrying amount. The adoption of SFAS No. 121 had no effect on the Company's financial statements.

        Deferred Computer Software Development Costs
        --------------------------------------------
      The Company is developing a proprietary database application as the basis for its core business functions. The Company has capitalized $310,064 as deferred computer software development costs as of September 30, 1997. The costs deferred include the costs of outside consultants and salary and benefit costs of programmers hired upon completion of the design phase, to complete the programming of this software.

      During the fourth quarter of 1997 the Company performed a functional evaluation of the project and the costs capitalized to date and determined that costs previously capitalized for certain modules should be written down as the modules did not perform as designed and were abandoned. This write down totaled $113,661.

      Upon completion of the software, the capitalize costs will be amortized using the straight-line method over a useful life of 3 years.

      Other Assets
      ------------
      Costs of perfecting the Company's interests in its trademarks have been capitalized as part of the cost of the trademarks. The Company capitalized $9,329 in fiscal 1997 which is being amortized over an estimated life of 10 years.

            DATA NATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                         September 30, 1997 and 1996

      The Company obtained a revolving loan facility from Norwest Business Credit on January 3, 1997. The Company incurred $18,458 of costs to obtain this facility, which have been capitalized. These costs are being amortized over 2 years which is the initial term of the facility. Accumulated amortization totaled $6,956 at September 30, 1997.

        Deferred Revenue
       -----------------

        Prepayments for products are recorded as deferred revenue until the products are delivered.

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

     Advertising
     -----------
        The Company expenses advertising costs as incurred. Such costs amounted to $13,087 and $10,415 in fiscal 1997 and fiscal 1996, respectively.

                 DATA NATIONAL CORPORATION AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements
                       September 30, 1997 and 1996

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

     Stock-Based Compensation
     ------------------------
            In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), effective for the fiscal years beginning after December 15, 1995. This statement defines a fair value method of accounting for employee stock options and encourages entities to adopt that value method of accounting for its stock compensation plans. SFAS 123 allows an entity to continue to measure compensation costs for these plans using the intrinsic value method of accounting as prescribed in Accounting Pronouncement Bulletin Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has elected to continue to account for its employee stock compensation plans as prescribed under APB 25. The pro forma disclosure of net loss and loss per share required for SFAS 123 are included in Note 7.

     Net Earnings (Loss) Per Share of Common Stock
     ---------------------------------------------
           Net earnings (loss) per share is computed based on the weighted average number of common shares, and when dilutive, common equivalent shares outstanding during the year.

                 DATA NATIONAL CORPORATION AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements
                       September 30, 1997 and 1996

(2)   Related Party Transactions
--------------------------------
     Short-Term Borrowings - Related Parties
     ---------------------------------------
        The Company has borrowed funds to meet short-term working capital needs from two of its shareholders. Interest on the unpaid balance is at the rate of 10% per annum. The principal balance is payable on December 31, 1997.

         Interest expense on the short-term borrowings to related parties amounted to $4,513 and $1,414 in fiscal 1997 and fiscal 1996, respectively.

         Note Payable to Related Parties
         -------------------------------
         The Company refinanced certain existing indebtedness to two shareholders on January 10, 1996. One of the shareholders is now Chairman of the Board of Directors and owns or controls 240,049 shares of the Company's Common Stock. The principal amount of the note is $595,272, including accrued interest on prior indebtedness of $192,072. Interest is payable at 10% and the note is due on or before October 1, 2001.

        On January 3, 1997, in anticipation of obtaining a line of credit from a lending institution, the related party restated their note and entered into a subordination agreement. The related party required the note to be amended to bear interest at the rate of 10% per annum compounded daily. At the same time the related party exchanged $150,000 of the debt for 37,500 shares of Common Stock at a price of $4.00 per share under the terms of a private placement of its common stock.

      Interest expense on the note payable to related parties amounted to $63,507 and $82,574 in fiscal 1997 and fiscal 1996, respectively.

      Purchase of Note Payable to Related Parties and Exchange of Note for Common Stock
      --------------------------------------------------------------------
      On May 15, 1996, three officers of the Company purchased $93,600 of the note payable to related parties from the related parties in exchange for notes payable to related parties from the officers. The officers exchanged the notes for 390,000 shares of Common Stock at a price of $0.24 per share.

                  DATA NATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                         September 30, 1997 and 1996

        On July 31, 1996, the Chief Financial Officer of the Company purchased $32,000 of the note payable to related parties from the related parties in exchange for a note payable to the related parties from the officer. The Chief Financial Officer exchanged the note to exercise a warrant to purchase 160,000 shares of Common Stock of the Company at a price of $0.20 per share.

        Lease Payments to Related Party
        -------------------------------
           The son of the Chief Financial Officer leased equipment to the Company under three capital leases, which expired as of September
30, 1996.

(3)   Property and Equipment
----------------------------
        A summary of property and equipment at September 30, 1997 and 1996 follows:

                                                     1997        1996
                                                ----------    ----------
  Furniture and fixtures                        $   52,832    $   35,593
  Office equipment                                 157,568       121,120
  Production equipment                             664,349       557,643
  Vehicles                                          10,058        10,058
                                                   -------       -------
                                                   884,807       724,414
  Less accumulated depreciation                   (466,654)     (373,709)
                                                 ----------    ----------
                                                 $ 418,153     $ 350,705
                                                 =========     =========

(4) Bank Line of Credit
-----------------------
On January 3, 1997 the Company obtained a $500,000 revolving loan facility with Norwest Business Credit. Under the terms of this facility, the Company and SBS pledged all of their assets to collateralize the financing. As a condition of the financing , the related party subordinated its debt to Norwest. The facility bears interest at the rate of 5% over Norwest's prime

                  DATA NATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                         September 30, 1997 and 1996

lending rate with a minimum interest charge of $7,500 per quarter. Advances under the facility are limited to 80% of the eligible accounts receivable. As of September 30, 1997 approximately $125,000 was available under the facility. The facility expires on December 31, 1998.

Interest expense attributable to this facility amounted to $25,036 in fiscal
1997.

(5)   Capital Lease Obligations
-------------------------------
        The Company leases various equipment under capital leases. Following is a summary of minimum lease payments required under capital leases as of September 30, 1997:

       1998                                            $140,105
       1999                                             103,318
       2000                                              27,270
       2001                                               6,249
       2002                                               1,330
                                                       --------
      Total minimum commitments                         278,272
         Less portion representing interest             (40,627)
                                                       ---------
     Present value of net minimum commitments           237,645
          Less current portion                         (113,154)
                                                       ---------
      Non-current portion                              $124,491

     Assets held under capital leases at September 30, 1997 and 1996 are summarized as follows:

                                                         1997        1996
                                                     ---------    ---------
  Assets at cost . . . . . . . . . . . . . . . . . . $ 346,828    $ 254,864
           Less accumulated depreciation . . . . . .   (73,783)     (21,809)
                                                     ----------   ----------
                                                     $ 273,045    $ 233,055
                                                     =========    =========
  Amortization of capital leases is included in depreciation expense.

               DATA NATIONAL CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements
                       September 30, 1997 and 1996

          Interest expense attributable to capital leases of the Company is included in interest expense in the accompanying consolidated financial statements and amounted to $41,931 and $12,151 in fiscal 1997 and fiscal 1996, respectively.

(6)   Commitments
-----------------
       Office Lease
       ------------
       The Company occupies office space under a lease that expires in February 1999 and requires monthly payments of $6,375. Following is a summary of future rental commitments under this lease:

            1998    $76,500
            1999    $31,875

        Rent expense amounted to $63,649 in fiscal 1997 and $37,836 in fiscal 1996.

        Incentive Plan
        --------------
           During fiscal 1996, the Board of Directors offered an incentive plan, which is made available to all of the Company's full time employees as an incentive to achieve improved profitability. Pursuant to the terms of the Plan, the Company will contribute an amount equal to six percent of the Company's net profit on a calendar quarterly basis beginning January 1, 1996.

 Full time employees of the Company each receive a number of shares in the Plan based upon their respective categories of employee classification. As the Plan is on a calendar year basis and the financial statements are for the fiscal year ended September 30, 1996 net income for the quarter ended
December 31, 1995 of $105,744 attributable to seasonal sales of holiday greeting cards, was not included in the incentive plan in 1996. During the following three quarters the Company had net losses totaling $68,946. Therefore, no shares were contributed to the 1996 incentive plan. During the first calendar quarter of 1997 $8,175 was contributed to the Plan based on the Company's profitability for that quarter. No additional contributions have been made to the Plan as the Company was not profitable during the two quarters from April 1, 1997 through September 30, 1997.

                  DATA NATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          September 30, 1997 and 1996

   Profit Sharing Plan
   -------------------
           In August 1992, the Company adopted a 401(k) Profit Sharing Plan, which covers all employees with three months service and who are at least 21 years old. A participant may defer a maximum of 15% of his compensation to the statutory limit, and the Company matches the first 5% of the amount deferred. As of January 1, 1997 this match was increased to the first 10% of the amount deferred. In fiscal 1997 and fiscal 1996, such matching contributions amounted to $3,331 and $1,435, respectively.

Common Stock
------------
     Stock Options
     -------------
    In 1997 the Company adopted the 1997 Stock Option Plan. Under the terms of the plan the Company may grant options to its employees to purchase up to 250,000 shares of Common Stock. Options granted under the Plan may be either Incentive Stock Options or Non-Qualified Stock Options. In accordance with the terms of the Plan, the exercise price of each incentive stock option will be determined by the Stock Option Committee (the Committee), except that the price shall not be less than the fair market value of the Company's Common Stock on the date of grant. For options issued as non-qualified stock options, the exercise price will be determined in good faith by the Committee in its discretion except that if there is a public market for the common shares, the exercise price shall be the mean of the bid and ask price on the date of grant. The maximum term of options granted is 10 years and vesting is generally over a four-year period.

                   DATA NATIONAL CORPORATION AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                          September 30, 1997 and 1996

      A summary of the status of the Company's stock option plan as of September 30, 1997, and changes during the year then ended are presented below:

          1997
          ----                                              Weighted-Average
                                                Shares      Exercise Price
                                                ------     ----------------
          Outstanding at beginning or year         -               -
          Granted                               209,500          $6.15
          Exercised                                -               -
          Forfeited                                -               -
                                                -------
          Outstanding at end of year            209,500          $6.15
                                                =======
          Options exercisable at year-end        84,500          $4.00

          Weighted-average fair value of
          options granted during the year         $1.02


          The following table summarizes information about stock options outstanding at September 30, 1997:

                       Options Outstanding               Options Exercisable

Range of               Weighted-Average   Weighted-                 Weighted-
Exercise    Number         Remaining        Average       Number      Average
Prices    Outstanding     Contractual      Exercise     Exercisable  Exercise
                              Life          Price                      Price
-------   -----------     -----------      --------     -----------  ---------
$4-6        153,250        9.9 years          4            84,500        $4
 7-9         18,750         10                8                 -         -
10-12        18,750         10               12                 -         -
13-16        18,750         10               16                 -         -
            -------                                        ------
 4-16       209,500         10             6.15            84,500         4
            =======                                        ======

                  DATA NATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          September 30, 1997 and 1996

   At September 30, 1997 the Company had one fixed option plan which is described above. The Company did not have a stock option plan during 1996. The Company applies APB Opinion 25 and related interpretations in accounting for its plan. As all employee stock option grants were at or above fair market value, no compensation cost has been recognized for the plan. Had compensation cost for the Company's fixed option plan been determined on the fair value at the grant dates for awards under the plan consistent with the method of FASB Statement 123, the Company's current year net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                  1997
                                                 ------
       Net Loss:
          As  reported                        $354,879
          Pro forma (1)                        441,375

      Net loss per share:
          As reported                            $0.23
          Pro forma                               0.29

                   DATA NATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          September 30, 1997 and 1996

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997: dividend yield of 0% for all grants; expected volatility of .001, risk-free interest rates of 6% for all grants; and expected life of 5 years.

     During 1997 the Company issued options to purchase 18,750 shares at $8 per share; 18,750 shares at $12 per share and 18,750 shares at $16 per share, all of which were priced above the fair market value of the Company's stock at the date of grant.

     Other
     -----
   On May 15, 1996, the Company entered into agreements with three officers of the Company tosell them shares of its Common Stock at $0.24 per share. Certain restrictions have been placed on the transfer of these shares and lapse with respect to one-third of the shares annually on August 1 beginning on August 1, 1996. The restrictions lapse if the officer is an employee on August 1, and has not had a break in service. Restrictions also lapse upon one of the following events: sale of all or substantially all of the assets of the Company, the officer's death, permanent total disability or retirement or, the Board determines that a significant corporate event has occurred (merger consolidation, etc.). If an officer terminates employment with the Company, all shares still subject to the restrictions shall be sold by the officer to the Company at the original purchase price.

          The Vice-President, Marketing resigned as of August 23, 1996, and the Company repurchased his shares.

          On July 31, 1996, the Chief Financial Officer exercised warrants to purchase 160,000 shares of Common Stock at a purchase price of $0.20 per share. The warrants were assigned to the Chief Financial Officer from a related party in 1993.

          In December of 1996 the Company commenced a private placement of its Common Stock. Through this offering, which terminated on June 30, 1997, the Company has received $275,000: $125,000 in cash and an additional $150,000 from a related party in the form of a reduction on the note payable to the related party.

                   DATA NATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          September 30, 1997 and 1996


          On July 24, 1997 the Company commenced a private placement. Under the terms of the offering, the Company is seeking to raise a maximum of $725,000 (181,250 shares at $4.00 per share). There is no minimum for this private placement. The Company has received $57,000 as of September 30, 1997.


(8)   Major Customers
---------------------
        The following customers each accounted for more than 10% of sales in fiscal 1997 and fiscal 1996:
                                                    % of Sales
                                                --------------------
          Customer                              1997            1996
                                                ----            ----
              A                                 39.6              -
              B                                 19.3            40.0
              C                                  6.5            12.4
              D                                  4.1            10.8

 .(9)   Income Taxes
-------------------
        The tax effect of each type of temporary difference and carryforward that give rise to a significant portion of deferred tax assets at September 30, 1997 and 1996, is as follows:
                                                           1997         1996
                                                         --------     -------
     Deferred Tax Assets
     Net operating loss carryforward                     $ 583,081  $ 486,982
     Allowance for doubtful accounts                         1,700      1,700
     Depreciation                                            3,538      1,091
     Accrued interest - note payable to related party       86,247     68,160
                                                          --------   --------
     Total Gross Deferred Tax Assets                       674,566    557,933
     Less valuation allowance                             (674,566)  (557,933)
                                                          ---------  ---------
     Net Deferred Tax Assets                              $      -   $      -
                                                          =========  =========

                  DATA NATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          September 30, 1997 and 1996


     At September 30, 1997 the Company has net operating loss carryforwards which expire as follows:

          Expiration         Amount
          ----------       ----------
             1999         $   130,300
             2000             207,700
             2001              87,100
             2002              11,400
             2003             357,700
             2004             431,400
             2005             206,700
             2012             282,700
                          -----------
                           $1,715,000
                          ===========
     A portion of the loss carryforwards, aggregating approximately $437,000, are subject to separate return limitations.

     Income tax expense is different from amounts computed by applying the statutory Federal income tax rate to earnings (loss) before income taxes for the following reasons:


                                                         1997          1996
                                                       --------      --------
Tax expense (benefit) at 34% of earnings (loss)
    before income taxes                               $(120,658)     $ 12,511
     Change in valuation allowance for net
        deferred tax assets                             116,633       (14,262)
     Other                                                4,025         1,751
                                                      ---------      ---------
     Income tax expense (benefit)                     $       -      $      -
                                                      =========      =========

                  DATA NATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          September 30, 1997 and 1996

(10) Subsequent Event
---------------------
On December 10, 1997 the Company closed on a loan of $1,500,000 with Sirrom Investments, Inc. (Sirrom). The proceeds of the loan will be utilized for working capital, to pay a portion of the existing indebtedness to certain shareholders, and to pay off the senior secured bank credit facility. The loan provides for a stated interest rate of 13.75% per annum, payable monthly. Principal is due on December 10, 2002.

The loan, which is secured by all of the assets of the Company, is subordinate only to the existing $500,000 bank line of credit. This bank line of credit remains available to the Company under the terms as described in Note 4.

In connection with the loan, the Company issued warrants to Sirrom to purchase up to 13% of the Common Stock of the Company at a purchase price of $.01 per share. There are certain provisions of the loan agreement which could increase the amount of warrants to be issued. The Company is required to issue warrants up to an additional 5% of the Common Stock of the Company if the Company does not meet certain income performance measures for the year ending September 30, 1998, and up to an additional 3.75% if the loan is not paid by December 10, 2002.

The Company also paid certain fees in obtaining the loan, including a $37,500 fee to Sirrom to process the loan, a $105,000 fee to an investment banking firm that assisted in obtaining the loan, and fees to attorneys of approximately $35,000.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-----------------------------------------------------------------------
     The Company engaged the firm of William G. Lajoie, P.C., to audit its consolidated financial statements for the years ended September 30, 1993, 1994, and 1995. There were no reportable disagreements with that firm, and its reports for 1993, 1994, and 1995 were unqualified.

     In 1996, the Company engaged the firm of KPMG Peat Marwick LLP to audit its consolidated financial statements for the years ended September 30, 1996 and 1997.

                  DATA NATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          September 30, 1997 and 1996

     These actions were approved by the Company's Board of Directors.

                                PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
----------------------------------------------------------------------
     The Directors and Officers of the Company at September 30, 1997, are as follows:

      Name             Age               Position
-----------------      ---      ----------------------------------
Ray E. Dillon III      44       Director and Chairman of the Board
Richard S. Simms       47       Chief Financial Officer, Director, Treasurer
Donald V. Warriner     47       Chief Executive Officer, President and
                                Director
J. Scott Fowler        33       Chief Operating Officer and Secretary
Jeffrey W. Clayton     42       Vice President, Sales
David T. Clements      57       Vice President, Marketing & Business
                                Development

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

     The Board of Directors held seven meetings during the past fiscal year, and all of the members then on the Board were present at all of the meetings. There were no meetings of any of the committees of the Board of Directors during the past fiscal year.

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

                  DATA NATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          September 30, 1997 and 1996

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

  Donald V. Warriner is President and CEO of the Company as of August 1995. Prior to joining the Company, Mr. Warriner was employed by Cherry Creek Mortgage Company. Prior to working for Cherry Creek, Mr. Warriner was President of Bainbridge International, a company that was involved in acquisitions and buy outs of small to medium-sized firms. Mr. Warriner devotes all of his time to the business of the Company. Mr. Warriner holds a bachelors degree in accounting from Metropolitan State College and an MBA from the University of Colorado.

  J. Scott Fowler is the Chief Operating Officer of the Company. From 1994 to 1995 he was a consultant for Raymond James Consulting. From 1993 to 1994 he was a consultant for INFOVISA, Inc. From 1987 to 1993 he was a Senior Management Consultant with Electronic Data Systems. Mr. Fowler holds a Bachelor's degree in Industrial Engineering from the University of Texas and an MBA from the University of Colorado.

  Jeffrey W. Clayton is the Vice President of Sales for the Company. From 1996 to 1997 he was Director of Financial Services for dbIntellect/EDS.
From 1995 to 1996 he was Vice President of Sales for Broadway & Seymour. He was Vice President of Marketing and Sales for INFOVISA, Inc. from 1993 to 1995. From 1983 to 1993 he held positions with various divisions of EDS.

                  DATA NATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          September 30, 1997 and 1996

  David T. Clements is the Vice President of Marketing & Business Development for the Company. From 1992 to 1997 he was the Managing Director of Stratecom Management Partners. From 1981 to 1992 he was with Teradata Corporation in a variety of positions including Senior Director of Communications.

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

Item 10.  Executive Compensation
--------------------------------
     The following table sets forth the compensation paid or accrued to the Chief Executive Officer and each executive officer of the Company and its subsidiaries who received compensation in excess of $100,000 during the fiscal years ended September 30, 1997 and 1996:
                              Summary Compensation
                  Annual Compensation              Long-Term Compensation
                                  Other
                                  Annual  Restricted                  All Other
Name and                          Compen-   Stock  Options/  LTIP      Compen-
Principle          Salary  Bonus  sation   Awarded   SARs   Payouts   sation
Position    Year    ($)     ($)    ($)       ($)     (#)      ($)      ($)
--------    ----   ------  ------ ------   -------  ------  -------   -------
Donald V.
Warriner,
CEO         1996   67,900  22,500
Donald V.
Warriner,
CEO         1997   91,990  23,782
Richard S.
Simms, CFO  1996   48,000
Richard S.
Simms CFO   1997   30,000

                  DATA NATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          September 30, 1997 and 1996

                              Summary Compensation
                  Annual Compensation              Long-Term Compensation
                                  Other
                                  Annual  Restricted                  All Other
Name and                          Compen-   Stock  Options/  LTIP      Compen-
Principle          Salary  Bonus  sation   Awarded   SARs   Payouts   sation
Position    Year    ($)     ($)    ($)       ($)     (#)      ($)      ($)
--------    ----   ------  ------ ------   -------  ------  -------   -------
J. Scott
Fowler,
COO         1996   49,900    7,800
J. Scott
Fowler,
COO         1997   73,612   11,387
Jeffrey W.
Clayton,
VP          1997    4,273   23,000
David T.
Clements,
VP         1997    47,600   50,000
________________________

                  DATA NATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          September 30, 1997 and 1996

     The following table shows certain information with respect to stock options granted to the Company's executive officers during the fiscal year ended 1997:


                   Option/SAR Grants in Last Fiscal Year
                            Individual Grants
      -----------------------------------------------------------------

                                     % of Total
            Number of Securities    Options/SARs    Exercise or
            Underlying Options /  Granted to Emps.   Base Price   Expiration
             SARs Granted (#)     in Fiscal Year      ($/Sh)        Date
------------------------------------------------------------------------------
Donald V.
Warriner           0                      N/A           N/A           N/A

Richard S.
Simms              0                      N/A           N/A           N/A

J. Scott
Fowler             0                      N/A           N/A           N/A

Jeffrey W.
Clayton         23,000                    100          $4.00          2007

David T.
Clements        50,000                    100          $4.00          2007

                  DATA NATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          September 30, 1997 and 1996

      The following table sets forth certain information with respect to option exercises during the fiscal year ended September 30, 1997 by the executive officers of the Company and the value of each such officer's unexercised options at September 30, 1997:


              Aggregated Options/SAR Exercise in Last Fiscal Year
                     and Fiscal Year - End Options/SAR Values
           -------------------------------------------------------------

                               Number of Securities
            Shares                  Underlying         Value of Unexercised
           Acquired    Value       Unexercised            In-the-Money
         on Exercise  Realized   Options/SARs at      Option/SARs at Fiscal
              (#)       ($)     Fiscal Year-End (#)       Year-End ($)
                           ------------------------- -------------------------
Name                       Exercisable Unexercisable Exercisable Unexercisable
------------------------------------------------------------------------------
Donald V.
Warriner    None       None     0              0          0             0

Richard S.
Simms       None       None     0              0          0             0

J. Scott
Fowler      None       None     0              0          0             0

Jeffrey W.
Clayton     None       None     0           23,000        0             0

David T.
Clements    None       None     0           50,000        0             0

                  DATA NATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          September 30, 1997 and 1996

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------
         The following table sets forth information as of September 30, 1997, with respect to the beneficial ownership of the Company's $0.001 par value common stock by (a) each person known by the Company to be beneficial owner of 5% or more of the Company's outstanding common stock, (b) the directors of the Company, and (c) the directors and officers of the Company as a group:

                                          Nature of
        Name and Address                  Beneficial           Percent
        of Beneficial Owner               Ownership            of Class
        -------------------               ----------           --------
        Richard S. Simms                   449,178 (1)           28.39
        20 Dutch Creek Drive
        Littleton, CO 80123

        Donald V. Warriner                 375,000               23.70
        4 Glenview Drive
        Littleton, CO 80123

        J. Scott Fowler                    150,000                9.48
        6485 South Parfet Street
        Littleton, CO 80127

        Ray E. Dillon III                  240,049 (2)           15.17
        1 Compound Drive
        Hutchinson, KS 67502

        All Directors and executive      1,214,227               76.74
        officers as a group




---------------------------------------
(1) Includes shares owned by the Simms Family Partnership, controlled by Mr. Simms.
(2)  Includes 76,267 shares owned by other members of the Dillon family.

                  DATA NATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          September 30, 1997 and 1996

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

     The Company refinanced certain existing indebtedness to Ray E. Dillon, Jr. and Ray E. Dillon, III (father and son), (the "Dillon Note"), in January, 1996. Ray E. Dillon III is now Chairman of the Board of Directors and owns and controls 240,049 shares of the Company's Common Stock. The principal amount of the note was $677,000, with interest at 10%, and was originally due on or before October 1, 1996. Additionally, the Company owed $192,072 in accrued interest from the prior indebtedness. The Dillon Note and this accrued interest are secured by inventory; trade receivables; the right to the name, "Data National Corporation," and related trademarks, licensing agreements, patents, and similar rights; bank accounts; and the stock of DNI and all of its subsidiary corporations. However, the Dillon
Note is subordinate to the positions of Norwest Business Credit and Sirrom.

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

       Interest expense on the Dillon Note amounted to $63,507 in fiscal 1997 and $82,574 in fiscal 1996.

                  DATA NATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          September 30, 1997 and 1996

     On May 15, 1996, three officers of the Company purchased $93,600 of the note payable to related parties from the related parties in exchange for notes payable to the related parties from the officers. The officers exchanged the notes for 390,000 shares of common stock at a price of $0.24 per share.

        On July 31, 1996, the Chief Financial Officer of the Company purchased $32,000 of the note payable to related parties from the related parties in exchange for a note payable to the related parties from the officer. The Chief Financial Officer exchanged the note to exercise a warrant to purchase 160,000 shares of Common Stock of the Company at a price of $0.20 per share.

     On January 3, 1997 the Company was desirous of obtaining a line of credit from a lending institution. The Company anticipated that this lender would require subordination of the note payable to related parties. As consideration for entering into this subordination agreement the related party required that this indebtedness be refinanced to bear interest at the rate of 10% per annum compounded daily. At the same time the related party exchanged $150,000 of the debt for 37,500 shares of Common Stock at a price of $4.00 per share.

     Ray E. Dillon III and Richard S. Simms have loaned $157,000 to SBS as of September 30, 1997 to meet certain operating expenses. These loans bear interest at a rate of 10%.

                  DATA NATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          September 30, 1997 and 1996

Item 13. Exhibits and Reports on Form 8-K
-----------------------------------------
      (a)       Exhibits

Exhibit
Number    Description                 Location
-------   ------------------------    ---------------------------------------

3.1       Articles of Incorporation   Incorporated by reference to the
                                      Company's Post Effective Amendment No.
                                      7 to the Company's Registration
                                      Statement on Form S-18 (SEC File No.
                                      2-95050-D)

3.2       Bylaws                      Incorporated by reference to the
                                      Company's Post Effective Amendment
                                      No. 7 to the Company's Registration
                                      Statement on Form S-18 (SEC File No.
                                      2-95050-D)

10.1      Revolving Note              Incorporated by reference to Exhibit
                                      10.1 to the Company's Quarterly Report
                                      on Form 10-QSB for the quarter ended
                                      December 31, 1996.

10.2      Credit and Security         Incorporated by reference to Exhibit
          Agreement                   10.2 to the Company's Quarterly Report
                                      on Form 10-QSB for the quarter ended
                                      December 31, 1996.

10.3      Collateral Account          Incorporated by reference to Exhibit
          Agreement                   10.3 to the Company's Quarterly Report
                                      on Form 10-QSB for the quarter ended
                                      December 31, 1996.

10.4      Agreement as to Lockbox     ServiceIncorporated by reference to
                                      Exhibit 10.4 to the Company's Quarterly
                                      Report on Form 10-QSB for the quarter
                                      ended December 31, 1996.

                  DATA NATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          September 30, 1997 and 1996

10.5      Landlord's Disclaimer and   Incorporated by reference to Exhibit
          Consent                     10.5 to the Company's Quarterly Report
                                      on Form 10-QSB for the quarter ended
                                      December 31, 1996.

10.6      Support Agreement -         Incorporated by reference to Exhibit
          Richard S. Simms            10.6 to the Company's Quarterly Report
                                      on Form 10-QSB for the quarter ended
                                      December 31, 1996.

10.7      Support Agreement-          Incorporated by reference to Exhibit
          Donald V. Warriner          10.7 to the Company's Quarterly Report
                                      on Form 10-QSB for the quarter ended
                                      December 31, 1996.

10.8      Guaranty by Corporation     Incorporated by reference to Exhibit
                                      10.8 to the Company's Quarterly Report
                                      on Form 10-QSB for the quarter ended
                                      December 31, 1996.

10.9      Security Agreement for      Incorporated by reference to Exhibit
          Guaranty                    10.9 to the Company's Quarterly Report
                                      on Form 10-QSB for the quarter ended
                                      December 31, 1996.

10.10     Security Agreement in       Incorporated by reference to Exhibit
          Favor of Norwest Bank NA    10.10 to the Company's Quarterly Report
                                      on Form 10-QSB for the quarter ended
                                      December 31, 1996.

10.11     Subordination Agreement     Incorporated by reference to Exhibit
                                      10.11 to the Company's Quarterly Report
                                      on Form 10-QSB for the quarter ended
                                      December 31, 1996.

10.12     Assignment                  Incorporated by reference to Exhibit
                                      10.12 to the Company's Quarterly Report
                                      on Form 10-QSB for the quarter ended
                                      December 31, 1996.

                  DATA NATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          September 30, 1997 and 1996


10.13     Stock Option Plan           Incorporated by reference to Exhibit
                                      10.5 to the Company's Quarterly Report
                                      on Form 10-QSB for the quarter ended
                                      June 30, 1997.

10.14     Penske Autotrac Contract    Filed herewith electronically
          (Pricing information
          deleted)

10.15 Penske Newsletter Contract Filed herewith electronically (Pricing information deleted)

10.16     Penske PTL Mover Contract   Filed herewith electronically
          (Pricing information
          deleted)

10.17 Penske Target Mail Contract Filed herewith electronically (Pricing information deleted)

10.18     Sirrom Investments, Inc.    Filed herewith electronically
          loan documents

10.19 Sun Company, Inc. Contract Filed herewith electronically (Pricing information deleted)

10.20 Sun Company, Inc. Contract Filed herewith electronically including Supplement #4
          (Pricing information deleted)

21.1      Subsidiaries of the         Filed herewith electronically
          registrant

27.1      Financial Data Schedule     Filed herewith electronically

                  DATA NATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          September 30, 1997 and 1996
    (b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                             SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                             DATA NATIONAL CORPORATION

BY(Signature)                            /s/Richard S. Simms
(Date)                                   January 12, 1998
(Name and Title                          Richard S. Simms,
                                         Chief Financial Officer,
                                         Treasurer and Director
                                         (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BY(Signature)                            /s/Richard S. Simms
(Date)                                   January 12,1998
(Name and Title)                         Richard S. Simms,
                                         Chief Financial Officer,
                                         Director and Treasurer

BY(Signature)                            /s/
(Date)                                   January 12,1998
(Name and Title)                         Ray E. Dillon III, Chairman of the
                                         Board and Director

BY(Signature)                            /s/
(Date)                                   January 12,1998
(Name and Title)                         Donald V. Warriner, President,
                                         Chief Executive Officer and
                                         Director
                                  -49-